Form 10-Q
period 1995-10-31
AMERICAN CYTOGENETICS INC
filed 1995-12-15
CIK 4833

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended..................October 31, 1995

      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from................to................

Commission file number....................................0-6375

                            American Cytogenetics, Inc.
                            ---------------------------
              (Exact name of registrant as specified in its charter)

  Delaware                                    95-2701324
-----------------------------                --------------
(State or other
jurisdiction of                              (I.R.S. Employer
incorporation or organization)               Identification No.)

             6440 Coldwater Canyon, North Hollywood, California 91606
           -----------------------------------------------------------
           (Address of principal executive offices)          (zip code)

                  Registrant's telephone number:  (818) 766-1286
                                                -----------------
                                        N/A
                                      -------
               (Former name, former address and former fiscal year,
                            if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X            No
                                 -----             -----
The number of shares outstanding of the Registrant's Common Stock, as of December 5, 1995 was 4,481,023.

                            AMERICAN CYTOGENETICS, INC.
                                     FORM 10-Q
                            ---------------------------
                                       INDEX




PART I - Financial Information                                    Page
--------------------------------

Item 1.     Financial Statements:

      Consolidated Condensed Balance Sheet -                         2
      October 31, 1995 and January 31, 1995

      Consolidated Condensed Statement of Operations -
      Three Months Ended October 31, 1995 and 1994                   3

      Consolidated Condensed Statement of Operations -
      Nine Months Ended October 31, 1995 and 1994                    4

      Consolidated Condensed Statement of Cash Flows -
      Nine Months Ended October 31, 1995 and 1994                    5

      Notes to Consolidated Condensed Financial Statements           7

Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                  9

Item 5.     Other Information                                       13

            Signatures                                              14

Part I - Financial Information
----------------------------------

Item I. Financial Statements

              AMERICAN CYTOGENETICS, INC.
        CONSOLIDATED CONDENSED BALANCE SHEETS
       AT OCTOBER 31, 1995 AND JANUARY 31, 1995

                                                         OCT. 31,          JAN 31,
 ASSETS                                                    1995              1995
                                                       --------------   --------------
                                                        (Unaudited)

 CURRENT ASSETS:
   Cash and cash equivalents                                   $3,958          $35,279
   Accounts Receivables, net                                  678,271          775,568
   Supplies                                                    61,663           49,020
   Prepaid Expenses                                            61,286          101,889
                                                         ------------     ------------
   Total current assets                                       805,178          961,756
                                                         ------------     ------------
   Equipment and improvement, net                             269,087          211,679
   Customer list, net                                         123,110          146,193
   Deferred costs and other assets                             19,695           18,933

                                                         ------------     ------------
 Total assets                                              $1,217,070       $1,338,561
                                                           ==========       ==========
 LIABILITIES AND STOCKHOLDERS' DEFICIT
   CURRENT LIABILITIES:
    Current portion of long-term debt and IRS
       obligation                                            $153,171          $68,429
    Accounts Payable, trade                                   561,967          557,462
    Cash overdraft                                            134,659                0
    Due to affiliates                                          70,909           42,619
    Other current liabilities                                 462,846          566,335
                                                         ------------     ------------
       Total current liabilities                           $1,383,552       $1,234,845
                                                         ------------     ------------

   Long-Term debt and IRS obligation, net of
     current portion                                          619,884          690,105
   Other Liabilities                                           25,000           25,000
                                                         ------------     ------------
 Total liabilities                                         $2,028,436        1,949,950
                                                         ------------     ------------
 Stockholders' deficit
   Preferred stock, $10 Par Value
     Authorized 300,000 Shares; 32,988 issued
     (liquidated value $522,178 and $501,868 at
     October 31, 1995 and January 31, 1995,
     respectively)                                            329,880          329,880

   Common stock, $0.01 Par Value
     Authorized 20,000,000 shares; 4,540,499 issued
     at October 31, 1995 and January 31, 1995                  45,405           45,405
   Additional paid-in capital                               3,803,277        3,803,227
   Accumulated deficit                                    (4,913,032)      (4,713,055)
   Less treasury stock, at cost                              (76,846)         (76,846)
                                                         ------------     ------------
       Total stockholders' deficit                          (811,366)        (611,389)
                                                         ------------     ------------
 Total liabilities and stockholders' deficit               $1,217,070       $1,338,561
                                                           ==========       ==========


      See accompanying notes to consolidated condensed financial statements

                                Page 2



                         AMERICAN CYTOGENETICS, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                   Three Months Ended
                                                      October 31,
                                                  1995            1994
                                             --------------  --------------

 REVENUES                                       $ 1,127,707     $ 1,415,946

 COSTS AND EXPENSES:
   Production                                       789,075         991,128
   Selling and marketing                             59,029          83,109
   General and Administrative                       330,858         302,066
                                               ------------  --------------
      Total costs and expenses                    1,178,962       1,376,303
                                               ------------   -------------

 Operating income (loss)                           (51,255)          39,643

 Other expense (principally interest)                25,064          15,394
                                               ------------    ------------
 Net income (loss)                               $ (76,319)       $  24,249
                                               ============    ============

 Preferred dividend requirements                      6,770           6,770
                                               ------------    ------------

 Net income (loss) applicable to common
   shares                                         $ (83,089)       $  17,479
                                               =============   =============


 Weighted average number of common shares
   outstanding                                    4,481,023       4,481,023


 Net income (loss) per common share               $  (0.02)         $  0.00
                                               ============    ============

    See accompanying notes to consolidated condensed financial statements

                                 Page 3



                         AMERICAN CYTOGENETICS, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                   Nine Months Ended
                                                      October 31,
                                                  1995            1994
                                             --------------  --------------

 REVENUES                                       $ 3,783,384     $ 4,172,833

 COSTS AND EXPENSES:
   Production                                     2,636,004       2,932,362
   Selling and marketing                            220,622         257,967
   General and Administrative                     1,054,228         958,151
                                               ------------  --------------
      Total costs and expenses                    3,910,854       4,148,480
                                               ------------   -------------

 Operating income (loss)                          (127,470)          24,353

 Other expense (principally interest)              (72,507)          43,335
                                               ------------    ------------
 Net loss                                       $ (199,977)      $ (18,982)
                                               ============    ============

 Preferred dividend requirements                     20,310          20,310
                                               ------------    ------------

 Net loss applicable to common shares           $ (220,287)      $ (39,292)
                                               ============    ============

 Weighted average number of common shares
   outstanding                                   4,481,023       4,481,023


 Net loss per common share                        $  (0.05)       $  (0.01)
                                               ============    ============

    See accompanying notes to consolidated condensed financial statements

                                 Page 4



                        AMERICAN CYTOGENETICS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                  Nine Months Ended
                                                            October 31,
                                                                    1995              1994
                                                          ----------------  ----------------

 INCREASE (DECREASE) IN CASH

 CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                    $ (199,977)       $  (18,982)
   Adjustments to reconcile net loss to net cash
       used by operating activities:
     Depreciation and amortization                                  73,588            52,524
     Provision for losses on accounts receivable                     8,828           119,652

   Changes in assets and liabilities:
     Accounts Receivable                                            88,469         (381,337)
     Supplies                                                     (12,643)            22,430
     Prepaid expenses                                               40,603           (7,310)

     Other assets                                                    (762)          (84,787)
     Accounts payable                                                4,505           136,896
     Other current liabilities                                    (75,199)          (42,827)
                                                              ------------      ------------
  NET CASH USED IN OPERATING ACTIVITIES                           (72,588)         (203,741)
                                                              ------------      ------------

 CASH FLOW FROM FINANCING ACTIVITIES:
   Increase in cash overdraft                                      134,659            57,232
   Repayment of debt                                              (85,574)          (55,288)
   Payment on capital lease obligations                                  0          (12,531)
                                                              ------------      ------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               49,085          (10,587)
                                                              ------------      ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                             (7,818)          (22,712)
                                                              ------------      ------------
 NET DECREASE IN CASH                                             (31,321)         (237,040)

 CASH AT BEGINNING OF PERIOD                                        35,279           245,639
                                                              ------------      ------------
 CASH AT END OF PERIOD                                            $  3,958          $  8,599
                                                              ============      ============


 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
   Cash paid for interest                                       $   72,507           $43,335
   Purchase of fixed assets and customer list in
    exchange for debt                                           $  187,232

   Purchase of assets with long-term debt                       $  100,095

   See accompanying notes to consolidated condensed financial statements

                                Page 5


                     AMERICAN CYTOGENETICS, INC.
      NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements for American Cytogenetics, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassification of the prior year financial statements have been made to conform such information to current period presentation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been made.

Income (loss) per common share is computed by dividing the net income or loss for each period, adjusted for required preferred stock dividends, by the weighted average number of common shares outstanding. Income (loss) per common share does not provide for the effects of shares issuable contingent upon the exercise of the stock options because the effect would be immaterial or anti-dilutive.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.

The results of operations for the three and nine months ended
October 31, 1995 are not necessarily indicative of the results to be expected for the full year.

Note 2: GOING CONCERN

The Company has incurred losses from operations for the past three fiscal years, has negative working capital and a capital deficiency. The Company has been notified by its largest customer that, due to budgetary shortfalls, test volume may be reduced significantly. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3: CONTINGENCIES

On August 11, 1992, a complaint was filed, Mary Lou Back v. American Cytogenetics, et al., Case BC061917, in the Superior Court of California for the County of Los Angeles, against the Company, Cancer Screening Services ("CSS"), Earl Brian, Alice Hendricks, Liston Witherill, Allan Tessler, Gary Prince and Dwight Geduldig.

Each of the above named individuals, except Allan Tessler, is or at one time was a member of the Board of Directors of the Company. The Complaint alleges that Ms. Back, who was employed as President and Chief Executive Officer of the Company and CSS from May 1990 to January 1992, was wrongfully terminated in violation of public policy and various other reasons. The complaint seeks damages in the amount of $200,000 plus punitive damages and indemnification from Internal Revenue Service "IRS" assessments against Back for taxes not paid by CSS. In October 1993 the court granted the Company's motion to dismiss Back's claim for indemnification and on March 22, 1994 the court granted the Company's motion for summary adjudication of Back's remaining claims. Back's subsequent request for reconsideration of the summary adjudication order has been denied. Back has filed a Notice of Appeal. The Company has vigorously defended the action and is unable to predict the outcome at this time.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS
         -----------------------------------------------------------

Results of Operations
---------------------

The Company's revenues are derived from the sale of testing services for gynecological cytology (Pap testing), certain sexually transmitted diseases (primarily Chlamydia trachomatis) and histopathology testing. As in years past, the majority of the Company's revenues (approximately 70%) are derived from the sales of Pap tests. While this represents a lower percentage than in the past, Pap testing remains the Company's major business focus.

The Company has been notified by its largest customer that, due to budgetary shortfalls, test volume may be reduced significantly. The Company's primary marketing focus has been and continues to be on publicly financed (either directly or through tax exemptions) reproductive health agencies and organizations. The purchasing ability of such agencies and organizations is generally dictated by their ability to appropriate or otherwise generate funding. As such, there is a high degree of price sensitivity in this marketplace. Management believes that price sensitivity will continue to be a driving factor for the foreseeable future.

The Company's ability to continue to compete successfully for this business depends to a large extent on its ability to control costs, particularly labor costs. In fiscal year 1991, regulations were enacted in the State of California that limited the number of cytology slides that a cytotechnologist could analyze in a 24-hour period. These limits were lower than those for other states. As a result, labor costs increased substantially, with a concomitant negative impact on the Registrant's ability to compete in its historical market.

Management's efforts have focussed on controlling production costs in order to improve the Company's competitive position. These efforts include staff reorganization and increased use of automation for administrative and reporting functions. In fiscal year 1995, the Company established a test processing facility in Missouri in order to increase capacity at reduced cost. During the current fiscal year, approximately 29% of the Company's Pap tests were performed at the new facility. However, due to reduced test volume from the Company's largest customer management ceased operations in the Missouri facility in October 1995.


Comparison of Three Months Ended October 31, 1995 and October 31,
1994
-----------------------------------------------------------------

Revenues for the third quarter of fiscal year 1996 decreased approximately $288,000 or 20% as compared to the same period in fiscal year 1995. The lower revenues primarily reflect lower volumes in cytology due to budgetary shortfalls from the Company's largest customer.

Changes in revenues as compared to the same period in fiscal year 1995 by test segment are as follows: cytology revenue decreased by approximately $248,000 due primarily to lower test volumes; histopathology revenue decreased by approximately $11,000 due to lower test volumes; and revenue for sexually transmitted disease testing decreased by approximately $29,000 due to lower unit pricing.

Total production expenses decreased approximately $202,000 or 20% over the same period last fiscal year and production expenses as a percent of sales remained constant. Management believes that at the current test volumes operations at the Company's facility in Missouri were not cost beneficial and therefore ceased operations in October 1995.

Selling and marketing expenses decreased by approximately $24,000 or 29% due to reduced staffing as the sales and service effort to private physicians is reduced. The Company is continuing its efforts to attract additional cytology business.

General and administrative expenses increased by approximately $29,000 or 10% due to expenses incurred in the current quarter related to the management of the Missouri facility and increased staffing associated with efforts to collect from third parties, offset partially by decreased bad debt expense due to improved collections on business billed directly to patients and third parties.

The approximate $10,000 increase in other expense is due to increased interest expense as a result of the interest on a note signed in the first quarter of the current fiscal year to finance computer hardware necessary for the new laboratory information system. In addition, interest expense increased due to interest on the obligation owed to the previous owner of a customer list and other assets purchased in October 1994.

The results of operations for the three months ended October 31, 1995 decreased by $101,000 compared with the three months ended
October 31, 1994 due primarily to reduced testing volume in cytology.


Comparison of Nine Months Ended October 31, 1995 and October 31,
1994
----------------------------------------------------------------

Revenues for the first three quarters of fiscal year 1996 decreased approximately $389,000 or 9% as compared to the same period in fiscal year 1995. The lower revenues primarily reflect lower unit pricing and lower volume in cytology testing.

Changes in revenues as compared to the same period in fiscal year 1995 by test segment are as follows: cytology revenue decreased by approximately $379,000 due primarily to lower test volumes; histopathology revenue increased by approximately $6,000 due to higher unit pricing; and revenue for sexually transmitted disease testing decreased by approximately $16,000 due to by lower unit pricing, partially offset by higher test volumes.

Total production expenses decreased approximately $296,000 or 10% over the same period last fiscal year and production expenses as a percent of sales remained constant. Management believes that at the current volumes operations at the Company's facility in Missouri were not cost beneficial and therefore ceased operations in October 1995.

Selling and marketing expenses decreased by approximately $37,000 or 14% due to reduced staffing as the sales and service effort is reduced to private physicians. The Company is continuing its efforts to attract additional cytology business.

General and administrative expenses increased approximately $96,000 or 10% due to expenses incurred in the current period related to the management of the Missouri facility and increased staffing associated with efforts to collect from third parties which were offset by decreased bad debt expense due to improved collections on business billed directly to patients and third parties. Also contributing to the increase when comparing the two periods was the one time removal of approximately $48,000 of consulting expenses in the prior period.

The approximate $29,000 increase in other expense is due to increased interest expense as a result of the interest on a note signed in the quarter ended April 30, 1995 to finance computer hardware necessary for the new laboratory information system. In addition, interest expense increased due to interest on the obligation owed to the previous owner of the customer list and assets purchased in October 1994.

The net loss from operations for the nine months ended October 31, 1995 increased by $181,000 compared with the nine months ended
October 31, 1994 due primarily to the decreased cytology revenues coupled with increased general and administrative expenses.

Liquidity and Capital Resources
-------------------------------

Working capital decreased approximately $305,000 from a deficit of approximately $273,000 at January 31, 1995 to a deficit of $578,000 at October 31, 1995 primarily as a result of the loss from operations and the financing of the purchase of computer hardware with a relatively short note (16 months).


Capital expenditures were approximately $108,000 and $23,000, respectively, for the nine months ended October 31, 1995 and 1994. Purchases in the current period were for computer hardware and software development associated with the Company's effort to develop a new laboratory information system. The hardware portion was financed by lease requiring payments over 16 months.

On May 12, 1992 the Company reached an informal installment agreement with the IRS on a payment plan for approximately $525,000 of unpaid payroll taxes, interest and penalties. The IRS has established a lien against the company's assets for repayment of this liability.

Management's plans include seeking and obtaining additional cash through issuance of stock or other financing alternatives. Proceeds from financing activities are intended to be used in paying down debt, modernizing plant and equipment, and providing working capital. In addition, as part of implementing management's plans, the Company is: continuing to pursue cost reductions; continuing renegotiations with the IRS for a more favorable settlement; planning to obtain and implement current information technology to reduce certain operating costs and increase billing efficiencies; and focusing on strengthening certain operating controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings: None

Item 2. Changes in Securities: None

Item 3. Defaults upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information

          On December 6, 1995 the Company entered into Letter of Intent among Nu-Tech Bio-Med, Inc. ("NTMB") and the Company's controlling shareholder, Infotechnology, Inc., pursuant to which the Company, subject to the completion of a definitive agreement, will sell shares of the unregistered previously unissued common stock of the Company to NTMB for cash. In addition, the Company's controlling shareholder will sell its ownership of the Company's common and preferred stock to NTMB for a combination of cash and NTMB common stock. Upon completion of the transaction, NTMB will become the controlling shareholder of the Company's common and preferred stock. No assurance can be given that such transaction will occur in the future as the transaction requires the completion of due diligence procedures and consent of the Company, NTMB and the Company's controlling shareholder.



Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits: None

     (b) Exhibits: None

                             SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMERICAN CYTOGENETICS, INC.



Dated:  December 15, 1995     /s/ Eric W. Hoffman
                              -----------------------
                              Eric W. Hoffman
                               Chief Financial Officer