Form 10-K
period 1996-01-31
AMERICAN CYTOGENETICS INC
filed 1996-05-16
CIK 4833

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended January 31, 1996

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the transition period for       to
                        Commission file number 0-6375

                      AMERICAN CYTOGENETICS, INC.
            (Exact name of Registrant as specified in its charter)

           DELAWARE                               95-2701324
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification No.)

    6440 Coldwater Canyon Avenue, North Hollywood, California 91606
                   (Address of principal executive offices)

Registrant's Telephone number:                   (818) 766-1286

Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                                Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                                     YES       X             NO
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of May 1, 1996, the aggregate market value of the voting stock (based upon the average of the closing bid and asked prices of such shares in the over-the-counter market as reported by the National Association of Securities Dealers, Inc. Electronic Bulletin Board) held by non-affiliates of the Registrant was approximately $310,000.

The number of shares outstanding of the Registrant's Common Stock, as of May 1, 1996 was 4,481,023.

                                  PART I

ITEM 1. BUSINESS

The Company

     American Cytogenetics, Inc. ("ACI", the "Registrant" or the "Company") provides disease-specific laboratory testing services, principally in the areas of cervical cancer and certain sexually transmitted diseases. Services are provided through ACI's wholly-owned subsidiary, Cancer Screening Services, Inc. ("CSS"), located in North Hollywood, California. The Company's business strategy includes expanding its capacity to provide gynecological cytology services throughout the country and to utilize the Company's experience to diversify into related areas of oncological and female-oriented healthcare.

     Gynecological cytology testing to detect cervical cancer and other diseases involves a technique commonly referred to as the "Pap smear", named for Dr. George Papanicolaou, the developer of the technique. The Centers for Disease Control estimate that approximately sixty million Pap smears are performed annually in the United States. According to the United States Department of Health and Human Services, the dramatic reduction in mortality from cervical cancer since the introduction of the Pap test in the early 1950s represents "one of the greatest successes in cancer control."

     CSS, incorporated in California in 1968, provides laboratory analysis of Pap smears to healthcare providers throughout the United States. For the fiscal year ended January 31, 1996, CSS processed more than 350,000 Pap tests, making it one of the largest laboratories of its type in the country.

     The Pap testing process has remained virtually unchanged for more than 30 years. Specimens are obtained from women by physicians and other primary care providers, usually during the course of a routine gynecological examination. Cellular material is placed on a glass slide and sprayed with a fixative prior to transport to the laboratory. Due to the nature of the specimen and test turnaround requirements, it is possible to transport specimens to the laboratory using the Postal Service and other commercial postal carriers. The majority of specimens processed by CSS are received through the mail in specially designed prepaid mailers. Other specimens are transported by company-employed and outside couriers.

     The Company's laboratory is operated so as to process large volumes of Pap smears with an emphasis on both quality control and efficiency. Specimens are processed using a modified Papanicolaou technique and microscopically analyzed by licensed cytotechnologists. All cytotechnologists employed by CSS are certified by the American Society of Clinical Pathology ("ASCP"). All specimens identified as "abnormal" are reviewed by a technical supervisor, a Board-certified Pathologist, prior to reporting results. A random sample of ten percent of specimens identified as "normal" is routinely subjected to re-screening, pursuant to applicable regulations. Results are reported to ordering physicians by phone, courier and/or mail.

     The Company's laboratory maintains licensure by various federal and state agencies, including the United States Department of Health and Human Services, the California Department of Health and the New York Department of Health Services. As a New York licensed laboratory, CSS participates in on-site inspection and proficiency testing programs for cytology testing, recognized as one of the most rigorous such programs in the industry. CSS also voluntarily participates in the proficiency testing and inspection program conducted by the College of American Pathologists ("CAP"), an independent nongovernmental organization which offers a voluntary accreditation program. CSS has been accredited by CAP since 1986. In the current fiscal year, CSS also successfully participated in an unannounced laboratory inspection conducted under the auspices of the Health Care Financing Administration, which included re-examination of more than 500 previously analyzed cases, selected at random.

     In addition to Pap smear analysis, CSS also provides laboratory testing services for certain sexually transmitted diseases ("STDs"), primarily including Chlamydia Trachomatis ("Chlamydia"). Chlamydia, a serious but usually non-fatal STD, is often asymptomatic. It is detectable using a variety of laboratory techniques, including Direct Fluorescent Assay ("DFA"), Enzyme-linked Immunospecific Assay ("EIA") and DNA Probe testing. CSS offers all three procedures. As with the Pap smear, specimens are transportable through the mail.

     Additional services offered include Histopathology (tissue) testing, in which a variety of specimens are processed for analysis by Pathologists. Specimens received for analysis include cervical and endocervical biopsies, often taken in conjunction with "positive" Pap test findings.

     CSS markets its services to physicians in private practice, agencies providing reproductive health services (Planned Parenthood, Family Planning Associates, etc.) and state and county public health agencies (see below: "Competition"). The Company had sales of approximately $1,050,000, $1,280,000 and $1,390,000 to the County of Los Angeles during fiscal years 1996, 1995 and 1994. No other single customer was responsible for more than ten percent (10%) of the Company's consolidated sales for those periods.

     The Pap testing business is subject to some measure of seasonality, primarily due to the elective nature of screening tests, which are primarily associated with routine gynecological examinations. Test volume per client may also be affected by such factors as weather and other regional phenomena. The Company's clients are located throughout the United States. Consequently, the laboratory experiences periodic increases and decreases in test volume per client during certain months of the year.

     ACI owns three additional subsidiaries, Cancer Screening Services of Missouri, Inc. ("CSS/M"), Diagenetic Laboratories, Inc. and Astra-Med Laboratories, Inc., all of which are inactive. ACI, incorporated in Delaware, is a majority owned subsidiary of Infotechnology, Inc. ("Infotech") and its wholly-owned subsidiary, Questech Capital Corporation ("Questech"). On March 5, 1991, both Infotech and Questech filed for reorganization under Chapter 11 of the Bankruptcy Code.

     In fiscal year 1995, the Company established CSS/M in order to capitalize on that state's higher test-per-day standards and lower cost of living and to recruit cytotechnologists from other parts of the country. Primarily as a result of a decline in test volume from the Company's largest customer in the summer of 1995, the Company ceased operations at CSS/M in November. The Company intends to pursue other opportunities to expand its capacity at other locations in order to compete more effectively for low priced reproductive health and public health agency business.

     The Registrant has also been pursuing a variety of business combinations in order to improve its financial condition and expand its service offerings. In December, 1995, the Registrant executed a non-binding letter of intent with Nu-Tech Bio-Med, Inc. ("Nu-Tech") whereby Nu-Tech would acquire a control position in the Company by purchasing all of the common and preferred shares currently owned by Infotech and its subsidiaries as well as additional newly issued stock sufficient to bring its position to 80 percent of the outstanding common stock of the Company. Nu-Tech is in the business of providing laboratory testing services, principally in the area of chemosensitivity testing for patients undergoing chemotherapy for certain tumors.



Competition

     Analysis of Pap smears is performed in the majority of the nation's hospital-based and independent clinical laboratories. The Company's laboratories fall into a subcategory of independent laboratories that offer a limited menu of disease-specific services. As such, they are often referred to as "specialty" laboratories.

     Competition for Pap testing business is intense, highly fragmented and varies by the type of client being served. Physicians in private practice tend to prefer full-service clinical laboratories that can perform all or most of the tests they order. Physicians also require high service levels, including courier pick-up of specimens and rapid turnaround of test results. There are currently about 900 independent clinical laboratories operating in California, the majority of which provide a full range of tests. Some of these laboratories are associated with large national chains and, as such, have substantially greater financial resources than the Company.

While the Company's laboratory is at a competitive disadvantage with respect to scope of tests offered, the Company believes that other service factors, including reporting of results within 48 hours of pick-up, are comparable to or better than its competitors.

     Reproductive health agencies and certain public health agencies tend to order large volumes of Pap tests and prefer specialty laboratories that typically offer lower prices with high volume capabilities. The Company's laboratory competes for business from such agencies throughout the United States. Competitors include cytology specialty laboratories located in states where regulatory and other factors enable laboratories to operate at lower production costs than California-based laboratories (see below: "Regulation"). CSS is one of the oldest and largest cytology specialty laboratories in the country. As such, it competes for both private physician and public agency business on the basis of its reputation for quality and service.

Regulation

     Medical laboratories are subject to extensive federal, state and local legislation and regulation. CSS is licensed to provide laboratory testing services by the United States Department of Health and Human Services as well as by numerous states, including California and New York.

     The principal federal regulation covering laboratory services is the Clinical Laboratory Improvement Amendments of 1988 ("CLIA '88"). CLIA '88, among other things, provides extensive control over the provision of cytology testing services. These regulations cover all such laboratories nationwide. In addition, CSS is subject to California laws governing the provision of cytology testing. California law limits the number of slides a cytotechnologist can analyze to 80 in any 24-hour period, compared to 100 per day under CLIA '88. This places California-based laboratories at a productivity disadvantage compared to laboratories in other states where federal limits apply.

     Reimbursement for clinical tests provided for Medicare and Medicaid eligible patients is also subject to state and federal regulation. Recent cost cutting in these programs has not adversely affected CSS's test volumes or revenues. However, notwithstanding the fact that CSS is not dependent on revenues generated from such patients, there is no guarantee that future regulatory changes will not have a negative impact on CSS's business. Additionally, federal legislators periodically propose changes in the manner in which health care is delivered and reimbursed. Management is unable to predict at this time the probable outcome or impact of such changes, should they occur.

     Compliance with federal, state and local provisions regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have any material effect on the capital expenditures, earnings or competitive position of the Registrant and its active subsidiary.

Malpractice Insurance

     The Company's laboratories, in the ordinary course of business, are subject on occasion to legal claims alleging improper reporting or misreading of specimens. The Company believes such claims are adequately covered by claims-made policies provided by commercial insurance carriers, subject to a $25,000 deductible. Policy limits are periodically reviewed by management and the Company's insurance broker. However, management can give no assurance that, at some future date, a claim might not be initiated that is in excess of insurance coverage or that the Company may be unable to obtain coverage.


Employees

     As of May 1, 1996, the Registrant and CSS employed approximately 30 full-time and 40 part time employees at its North Hollywood, California facility. None of the employees are represented by a union or subject to collective bargaining agreements. The Company considers its relationships with its employees to be good.


ITEM 2. PROPERTIES


     The Registrant owns no real estate. CSS leases approximately 12,000 square feet of laboratory and office space at 6440 Coldwater Canyon Avenue, North Hollywood, California. The lease, which expires in July 1999, provides for monthly payments that increase annually over the term of the lease. Management believes that current facilities are adequate to meet immediate needs.


ITEM 3. LEGAL PROCEEDINGS


     On August 11, 1992, a complaint was filed, Mary Lou Back v. American Cytogenetics, et al., Case No. BC061917, in the Superior Court of California for the County of Los Angeles, against the Company, Cancer Screening Services ("CSS"), Earl Brian, Alice Hendricks, Liston Witherill, Allan Tessler, Gary Prince, and Dwight Geduldig. Each of the individually named defendants, except Allan Tessler, are members of the Board of Directors of the Company. The complaint alleges that Ms. Back, who was employed as President and Chief Executive Officer of the Company and CSS from May 1990 to January 1992, was wrongfully terminated in violation of public policy and various other reasons. The complaint seeks damages in an amount in excess of $200,000 plus punitive damages and indemnification from Internal Revenue Service ("IRS") assessments against Back for taxes not paid by CSS. In October 1993, the court granted the Company's motion to dismiss Back's claim for indemnification and on March 22, 1994 the court granted the Company's motion for summary adjudication of Back's remaining claims. Back's subsequent request for reconsideration of the summary adjudication order has been denied. Back has filed a Notice of Appeal. The Company has vigorously defended the action and is unable to predict the outcome at this time.

     The Company's laboratories, in the ordinary course of business, are subject on occasion to legal claims alleging improper reporting or misreading of specimens. The Company believes such claims are adequately covered by claims-made policies provided by commercial insurance carriers, subject to a $25,000 deductible. Policy limits are periodically reviewed by management and the Company's insurance broker. However, management can give no assurance that, at some future date, a claim might not be initiated that is in excess of insurance coverage.

Except for these described actions, there are no material pending legal proceedings to which the Company or its subsidiary is presently a party.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended
January 31, 1996.
      8
                                  PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON AND PREFERRED EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

     Until July 12, 1992, the Common Stock was traded in the over-the-counter market on the National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq") (symbol:
ACYT). On August 30, 1991, Nasdaq revised its maintenance standards with an effective date of March 2, 1992. In May 1992, Nasdaq informed the Company that the Company did not meet the revised maintenance requirements, including capital and surplus, as well as bid price requirements, for continued listing on Nasdaq. Nasdaq granted the Company an exception to the listing requirements until June 30, 1992. The Company was not able to meet the revised maintenance requirements. Nasdaq removed the Company from its listing on July 13, 1992.

       The following table sets forth the range of the high and low bid quotations for the Common Stock during the last two fiscal years. Both fiscal years are as reported by the National Association of Securities Dealers Over the Counter Bulletin Board.

                               Fiscal Year 1996     Fiscal Year 1995
                                   High    Low          High     Low

     First Quarter          1/32    1/50          5/16    1/8
     (2/1 to 4/30)
     Second Quarter       1/32    1/50          5/16    1/8
     (5/1 to 7/31)
     Third Quarter         1/20    1/100         1/4     1/16
     (8/1 to 10/31)
     Fourth Quarter        1/20    1/50          1/8     1/32
     (11/1 to 1/31)

During fiscal year 1996, there was no established trading market for the Company's Preferred Stock.

(b) As of May 1, 1996, there were 471 holders of record of Common Stock and 173 holders of record of Preferred Stock.

(c)  Dividends

     The Registrant has not declared cash dividends on Common Stock during the last five fiscal years. Each share of 9% cumulative Preferred Stock gives holders voting rights equivalent to those holders of the Company's Common Stock. The Company has the right to redeem all or part of its outstanding preferred shares at any time at their par value of $10 per share plus dividends in arrears. Cumulative undeclared dividends in arrears at January 31, 1996 on the Preferred Stock aggregated $227,974, or $7.58 per share.

     Because dividends are in arrears, the holders of Preferred
Stock, pursuant to provision of the issuance of the Preferred
Stock, have the right to elect a majority of the Board of Directors.
      10
ITEM 6. SELECTED FINANCIAL DATA

     The following schedule is a summary of selected financial data for the Registrant.

                        As of and for the Years Ended January 31,
                        (000's Omitted, except per share amounts)
                          1996      1995      1994      1993     1992

Statement of Operations Data:
Revenues            $4,682    $5,454    $5,280    $5,697  $6,417

Net Income (Loss) (484)      (205)          16      (909)     (382)

Net Loss
per Common Share  (.11)       (.05)           0        (.28)      (.12)

Dividends on
Common Shares            0            0            0             0           0

Balance Sheet Data:
Current Assets           739       962     1,111        776     1,098

Current
Liabilities                 1,591     1,235     1,141       961       827

Working Capital        (852)     (273)       (30)     (185)      271

Total Assets             1,124     1,339     1,250       900   1,599

Long-Term Debt,
net of Current
Portion                        604        690        490        542     534

Capital
Deficiency               (1,095)     (611)     (406)      (629)    238

The selected financial data set forth above with respect to each of the fiscal years in the five year period ended January 31, 1996, have been derived from the Company's consolidated financial statements. Included in fiscal year 1993 results is the write off of approximately $222,000 of goodwill. The selected financial data should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Reports on Form 10-K. See Note 2 of the accompanying Notes to the Consolidated Financial Statements regarding the Company's ability to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Registrant's revenues are derived from the sale of testing services for gynecological cytology (Pap testing), certain sexually transmitted diseases (primarily Chlamydia trachomatis) and histopathology testing. As in years past, the majority of the Registrant's revenues (approximately 69%) are derived from the sales of Pap tests. While this represents a lower percentage than in the past, Pap testing remains the Registrant's major business focus.

     More specifically, the Registrant's primary marketing focus has been and continues to be on publicly financed (either directly or through tax exemptions) reproductive health agencies and organizations. The purchasing ability of such agencies and organizations is generally dictated by their ability to appropriate or otherwise generate funding. As such, there is a high degree of price sensitivity in this marketplace. Management believes that price sensitivity will continue to be a driving factor for the foreseeable future.

     The Registrant's ability to continue to compete successfully for this business is dependent to a large extent on the ability to control costs, particularly labor costs. In fiscal year 1991, regulations were enacted in the State of California that limited the number of cytology slides that a cytotechnologist could analyze in a 24-hour period. These limits were lower than those for other states. As a result, labor costs, which comprise the largest single cost element in Pap test processing, increased substantially, with a concomitant negative impact on the Registrant's ability to compete in its historical market.

     The Registrant has undertaken and continues to undertake a number of efforts intended to maintain its competitive position in this market. These include cost containment in its California facility through staff restructuring and wage and salary controls, expanding capacity in lower cost areas of the country in order to reduce processing costs and increase volume and implementing new laboratory automation. Specifically, in fiscal year 1995, management established a cytology testing laboratory in Missouri, where daily test limitations are higher and wage levels are lower than in California. Primarily as a result of a reduction in test volume from its largest customer in the Fall of 1995, the Company ceased operations at the Missouri facility in November of the current fiscal year. Tests being processed at the Missouri facility are now being processed at the California facility. Additionally, the Registrant is in the process of implementing a new laboratory information system to improve test reporting and billing, as well as management reporting and client services. Management believes that these activities will have a positive impact on the Registrant's competitiveness and profitability.

     The Registrant has also undertaken efforts to increase penetration in the private physician sector of the market. California law requires Pap tests to be billed by the laboratory performing the test directly to the patient or third party payor, rather than to the ordering physician. This results in higher unit pricing and operating margins for these tests.
Historically, Pap specialty laboratories have been at a competitive disadvantage in this marketplace for a variety of reasons. Among these is the current trend involving the growth of managed care programs in California and elsewhere. Under some managed care plans, laboratories receive capitated payments from the insurer based on the membership participation of associated physicians. Insurers tend to prefer large, full service laboratories when entering into these agreements. To the extent that these plans continue to proliferate, this will negatively impact on the competitiveness of laboratories like those of the Registrant in this market.

Comparison of Fiscal Year 1996 with 1995

Results of Operations

     In fiscal year 1996, net revenues decreased approximately 14% from the prior year. This was the result of an approximate 11% decrease in total tests performed, and a decrease of approximately 3% in average net fees. This decrease was primarily in Pap testing volume (15%), which, for the current fiscal year, comprised approximately 69% of all tests performed, down from 73% in the prior year. The primary source of the decrease in both tests and pricing was the Company's largest client, the Los Angeles County Department of Health. In the summer of 1995, the County announced that it was facing a "budget crisis," and that this problem could result in the closure of County run hospitals and clinics. In September, test volume from County facilities declined by approximately 65% from prior monthly averages. This decline also resulted in lower average fees for remaining tests. Volumes had recovered to approximately 60% of normal by the end of the fiscal year, as a result of the provision of state and federal "bailout" funds and the closure of some clinics. The Company's contract with the County expires on June 30, 1997. Publicly reported announcements indicate that the County is re-assessing the structure of its health care delivery system. Management is unable to predict the impact of these activities on its business at this time.

     Total operating expenses declined by approximately 10% from the prior year. Production expenses declined by approximately 13%, reflecting the drop in test volume and other cost re-structuring. As a percentage of sales, production expenses declined to 69% from 71% of sales. Selling expenses declined by 21% due to lower costs associated with marketing to public sector accounts. General and administrative expenses increased by 4% reflecting cost cutting efforts offset by increased insurance and facilities expenses and by delays in implementing new automation.

Interest expense increased by $42,000 or 77% due to increased levels of debt which financed the new computer system hardware and assets purchased from Cytology Laboratories, Inc.

Comparison of Fiscal Year 1995 with 1994

Results of Operations

     In fiscal year 1995 the Company's net revenues increased approximately 3% over the prior year. This was the result of an approximate 9% increase in total tests performed, offset by a decrease of approximately 6% in average net fees. These changes were primarily the result of a significant increase in Chlamydia testing volume (141%), which, for the current fiscal year, comprised approximately 25% of all tests performed. Chlamydia testing results in a lower net fee than any of the Company's other testing services. It is expected that reduction in average fees will continue in the future from renewed marketing efforts to the lower priced publicly financed segment of the market which the Company will target as a result of opening the Company's Missouri facility. These reduced fees produce lower gross margins (approximately 31% in the prior fiscal year compared to the current 30%); however, with the addition of a new testing facility and increased capacities and continued cost reductions, larger total margins are expected.

     Production expenses increased by 7% due to the processing of more tests in the current fiscal year. Management believes that production costs on a per test basis will continue to decline as continued cost reductions, such as the opening of the Missouri laboratory, are realized.

     Selling and marketing expenses decreased by approximately 6% due to reduced compensation expense resulting from the reduced staffing necessary to market and service the Company's current client mix which is largely publicly financed.

     General and administrative expenses increased by approximately 6% due to an increase in insurance premiums and reserves provided for malpractice litigation (resulting in a 7% increase in total general administrative expenses). In addition, there was an increase in compensation related to additional staffing brought on in fiscal year 1995 to assist in the handling of billing services directly to third parties, such as Medicaid, Medicare and private insurance companies (3% increase). These increases were partially offset by a decrease in legal expense (3%) due to reduced legal efforts in the suit brought against the Company by a former president. The court granted a summary adjudication in favor of the Company in March 1994. See Note 8 of the Notes to the Consolidated Financial Statements. Also contributing to the decrease (2%) was a reduction in consulting expense due to the reversal of previously recorded but unpaid charges from a related party. See Note 9 of the Notes to the Consolidated Financial Statements.

      The increase in total operating expenses of approximately

4% resulted primarily from the 9% increase in total test volume. Production expenses as a percentage of sales increased slightly while selling, general and administrative expenses remained relatively constant and declined slightly as a percentage of sales. Additional factors included in the increase in production expenses as well as general and administrative expenses include approximately $125,000 of start-up costs associated with the establishment of a new processing facility in fiscal year 1995.

     Interest expense decreased by 36% due to reduced interest on the obligation to the IRS on payroll taxes not paid in fiscal year 1992 for which an informal installment agreement and repayment plan has been established with the IRS.

     Other income decreased by $120,000 in fiscal year 1995 due to a one-time reversal in fiscal year 1994 of a provision for lease settlement costs. As a result of the settlement, the Company revised its loss estimate and recorded a $120,000 gain. (See Note 14 of the accompanying Notes to the Consolidated Financial Statements).

Due to the factors mentioned above, the Company recorded a net loss of $205,000 in fiscal year 1995 versus net income of $16,000 in fiscal year 1994. The Company's historical losses and the non payment of payroll withholding taxes have severely affected the Company's financial condition. See Liquidity and Capital Resources below.

Liquidity and Capital Resources

     Working capital of the Company decreased approximately $579,000 from a deficit of $273,000 at January 31, 1995 to a deficit of $852,000 at January 31, 1996. The decrease results primarily from the loss from operations and the increase in cash overdraft along with the repayment of debt.

     The Company has incurred losses from operations for the past three fiscal years, has negative working capital of $852,000 and a capital deficiency of $1,095,000. The Company has also been slow in paying its accounts payable and other obligations. In addition, the Internal Revenue Service ("IRS") has established a lien against the assets of the Company for repayment of overdue payroll taxes and related penalties and interest. On May 12, 1992, the Company entered into an informal installment agreement with the IRS for repayment of these amounts. (See Note 5 of the accompanying Notes to the Consolidated Financial Statements). These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's independent certified public accountants have included an explanatory paragraph in their report with respect to this matter.

     In the past, the Company received infusions of working capital from Infotech and Questech to meet liquidity needs, when necessary. Due to the financial difficulties experienced by these major shareholders the Company had not been able to utilize Infotech and Questech as working capital resources in the past five fiscal years. However, subsequent to the end of fiscal year 1996 the Company borrowed $250,000, on a short term basis, to fund operational cash flow shortages from Questech. No assurances can be given that Questech will be available to advance cash to the Company in the future.

     The Company has entered into a letter of intent with Nu-Tech Bio-Med, Inc. ("NTBM") wherein NTBM would buy newly issued shares of the Company for $300,000. The letter of intent also indicates that NTBM will purchase all existing shares of the Company's common and preferred stock owned by Infotech and Questech. As a result NTBM would become the new majority shareholder of the Company owing 80% and 60% of the common and preferred stock, respectively. No assurance can be given that such transaction will occur in the future as the transaction requires the completion of due diligence procedures and consent of the Company, Infotech, Questech and NTBM.

     The regulatory environment in California since 1990 limits the number of tests that a cytotechnologist could process in a 24-hour period. As a result of California regulations being more stringent than those of other states, the Company has been at a competitive disadvantage in its traditional primary market. Management's response to this situation has been to seek opportunities to establish and/or acquire laboratories in those states with more favorable cost and productivity structures. Further, the Company's history of losses and the IRS lien have inhibited the Company's borrowing ability to address cash flow shortages and to modernize its aging laboratory information system. In response to this situation, management has pursued and continues to pursue financing through the sale of stock and other alternatives. In the current fiscal year, the Company has implemented key aspects of its overall plan by (1) establishing its Missouri laboratory and (2) entering into an agreement to obtain a new laboratory information system. However, as a result of a reduction in test volume from its largest customer during fiscal year 1996 the Company ceased operations in its Missouri facility. Tests being processed in the Missouri facility are now being processed in the California facility. Management continues to pursue cost reductions as well as to renegotiate a more favorable settlement of the IRS obligation.

     The continuation of the Company as a going concern is dependent upon its ability to implement management's plans as discussed above. See Note 2 of the accompanying Notes to Consolidated Financial Statements.

     During fiscal year 1996 accounts receivable decreased by approximately $190,000 before provisions for uncollectible amounts due to decreases in receivables caused by reduced fiscal year 1996 sales and the implementation of the Company's new laboratory information system which shortened aging of the receivables by allowing the Company to automate the billing of these charges. In fiscal year 1996 other current liabilities and accounts payable increased a total of approximately $138,000 due to the Company's hampered cash flow due to losses from operations and cash used to repay long-term debt.

     Capital expenditures were approximately $109,000 in fiscal year 1996, compared with $146,000 in fiscal year 1995 and $86,000 in fiscal year 1994. Expenditures in fiscal year 1996 were for computer hardware associated with the new laboratory information system. The hardware acquired was largely financed by a capitalized lease for $100,095. In fiscal year 1995 the Company entered into a contract for software development which, as later amended, required payments of $105,000, of which all has been paid. Expenditures in fiscal year 1994 were primarily for specimen collecting equipment and delivery vehicles.

     The Company has committed to acquire a new laboratory information system. The contract for the software portion, as amended, has largely been paid for from operations and from the funds generated in the sale of stock. Management has secured an outside source to finance the hardware necessary for the system and took delivery of all hardware necessary in February 1995.

     On May 12, 1992, the Company established an informal installment agreement with the IRS which allows the Company to repay an approximately $525,000 obligation over a 7-year period. The IRS has established a lien against the Company's assets for repayment of this liability. The Company, under the terms of the agreement, is obligated to make payments of $10,000 per month. During fiscal year 1995, the Company was unable to make most of the monthly payments on this obligation. The IRS has not instigated any further action against the Company, and the Company resumed payments in December 1994. See Note 5 of the accompanying Notes to Consolidated Financial Statements.

     Funds from financing activities in fiscal year 1994 resulted from the Company raising in a private placement $378,733. Such amount is net of offering costs of $80,078 and before a reserve of $72,500 for future registration costs. See Note 7 of the accompanying Notes to the Consolidated Financial Statements.

     At January 31, 1996, the Company had net operating loss carryforwards for federal income tax return purposes of approximately $2,700,000 to offset future taxable income, expiring at various dates from 1997 through 2011. At January 31, 1996, the Company has net operating loss carryforwards for State of California income tax return purposes of approximately $700,000 to offset future taxable income expiring at various dates from 1997 through 2000. Additional limitations on the use of carryforwards may arise if certain ownership changes occur. The tax benefit of these net operating loss carryfowards has not been recognized in the Company's financial statements since it is not possible at this time to determine that the realization of the deferred tax asset is more likely than not.

Impact of Inflation and Changing Regulations

     Regulations implemented by the state and federal governments which limit the number of Pap smears that cytotechnologists may review per day have greatly increased the demand for cytotechnologists. These changes are of continued significance to the Company as the screening services offered by the Company are heavily concentrated in this area. The increased demand for cytotechnologists has had an adverse effect on the costs of performing such services. The Company instituted certain price increases to partially offset the increased costs. However, these increases are dependent upon the Company's negotiations with its clients and can have an adverse effect on the volume of tests the Company performs. The effect of these regulations can be further mitigated by the Company to the extent the Company is able to fully utilize existing cytotechnologists and attract additional cytotechnologists at lower pay levels. Further regulations restricting the cytotechnologists' workload could have an adverse effect on the Company's operations; however, management is not aware of any pending regulations at this time.

     Revenues subject to reimbursement rates which are regulated by both federal and individual state authorities are subject to adjustment for changing regulations, inflation and costs incurred in rendering the services. The reimbursement rates may also be affected by cost containment legislation, competition, third party payor changes or other governmental administrative controls or limitations. If and until such changes are made, it cannot be ascertained what impact they may have on the Company's revenues and earnings.


New Accounting Standards


Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board is effective for financial statements for fiscal years beginning After December 15, 1995. The new Standard established new guidelines regarding impairment losses on long-lived assets, which include plant and equipment, certain identifiable assets and goodwill, that should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.


Statement of Accounting Standards No.123, "Accounting for Stock-Based Compensation" (SFAS No.123) issued by the Financial Accounting Standards Board (FASB) is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods and services from non employees in exchange for equity instruments. At the present time, the Company has not determined if it will change accounting policy for stock based compensation or only provide the required financial statement disclosures. As such the impact on the Company's financial position and results of operations is currently unknown. The Company does not expect adoption to have a material effect on its financial position or results of operations.











ITEM 8. FINANCIAL STATEMENTS AND SCHEDULES

     The Consolidated Financial Statements and Schedules required by this Item 8 are set forth as indicated in Item 14(a)(1) and
(2) and are incorporated herein by reference.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                 PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table contains information as of May 1, 1996, as to each director and executive officer of the Registrant:

                              Position with Registrant, Principal
Name                          Age   Occupation and Public Directorships

Dwight Geduldig        72     Director of the Registrant since
                                             February 1991.  Member of the
                                             Compensation Committee of Board of
                                             Directors of Registrant.   Chairman
                                             of the Board of Directors of
                                             Hadron, Inc. from May 1992 to
                                             October 1993.  President and Chief
                                             Executive Officer of Hadron, Inc.
                                             from February 1992 to October 1993.
                                             Independent consultant from July
                                             1989 to January 1992.  Western
                                             Director of American Hospital
                                             Association from September 1982 to
                                             1988.  From February 1988 to 1989,
                                             Senior Vice President of Corporate
                                             Affairs of UPI. Former bureau
                                             manager of UPI and a news executive
                                             on three major San Francisco Bay
                                             Area newspapers for ten years.
                                             Director of Infotech from 1981 to
                                             1993. Director of Legislation of
                                             the Washington Office  of the
                                             American Hospital Association  from
                                             1981 to 1982.  Former member of
                                              the minority professional staff
                                              United States Senate Committee on
                                              Labor and Human Resources.

Alice Hendricks          48      Director of the Registrant since
                                              September 1991.  Member of the
                                              Audit  and Executive Committee of
                                               the Board  of Directors of the
                                               Registrant.  Committee Vice
                                               President, Executive  Producer and
                                               partner in SBK Pictures, a
                                               television and film production
                                               company from 1980-1990.
                                               Independent film and television
                                               production consultant from 1990-
                                               1994.  Currently founding partner
                                               and President of 2 Rivers
                                                Productions, Inc.

Eric W. Hoffman        36        Chief Financial Officer of the
                                                Registrant since December 1992.
                                                Corporate Secretary of the
                                                Registrant since February 1994.
                                                 Corporate Controller of the
                                                 Registrant from May 1992 to
                                                 December 1992.  Chief Accountant of
                                                 Infotech from September 1987
                                                 through December 1992.  Controller
                                                 of Questech from September 1987
                                                 through December 1992.  Chief
                                                 Financial Officer of Advanced
                                                 Corporate Services, Inc. ("ACS")
                                                 from October 1987 through December
                                                 1992.  Prior to 1987, worked as an
                                                 accountant for various companies.


Andrew M. Razo        45        Director of the Registrant since
                                                 February 1994.  Member of the Audit
                                                 Committee of the Board of Directors
                                                  of the Registrant.  President, CEO
                                                  and Chairman of A. M. Razo &
                                                  Company  Capital Partners, Inc.
                                                  since 1989.  Chief Executive
                                                  Officer and Chairman  of Sun Harbor
                                                  Financial.

Liston Witherill          70           Director of the Registrant since
                                                   September 1991.  Member of the
                                                   Audit  and Executive Committee of
                                                   the Board  of Directors of the
                                                   Registrant.  President of
                                                   Witherill, St. Clair  and
                                                    Associates since April 1990.   Held
                                                    various positions with Nu-Med
                                                    Medical, Inc. from 1979 to present
                                                     including Senior Vice President,
                                                     President, and Director.

Stan Yakatan             53                Director of the Registrant since
                                                      February 1994.  Member of the
                                                      Compensation Committee of the Board
                                                      of Directors of the Registrant.
                                                      Chairman, CEO, and President of
                                                      Unisyn Technologies since 1989.
                                                      Chief Operating Officer and
                                                      President of New Brunswick
                                                      Scientific from 1986 to 1989.
                                                      Director of General Biometrics.


Edward M. Young      49              President, Chief Executive Officer
                                                      of the Registrant since January
                                                      1992.  Chief Financial Officer of
                                                      the Registrant from January 1992 to

                                                      December 1992.  Director of the
                                                      Registrant since December 1992.
                                                      Chairman of the Board Directors of
                                                      the Registrant since May 1993.
                                                      Member of the Executive Committee
                                                      of the Board of Directors of the
                                                      Registrant.  Independent management
                                                      consultant from March 1990 to
                                                      January 1992.  President and Chief
                                                      Executive Officer of the Registrant
                                                      from September 1986 to September
                                                      1989.  Executive Vice President and
                                                      Chief Operating Officer of the
                                                      Registrant from February 1986 to
                                                      September 1986.  President of the
                                                      Center for Health and Social
                                                      Services Research from 1983 to
                                                      1986.  Associate Director of the
                                                      University of Southern California
                                                      Center for Health Services Research
                                                      from 1980 to 1983.  Director of
                                                      Work Recovery, Inc. since January
                                                      1996.

     The directors serve until their successors are duly elected and qualified. The Company has not held an annual meeting in the last eight years. Mr. Yakatan and Mr. Razo were designated by A.
M. Razo & Company Capital Partners, Inc. and elected to the Board of Directors pursuant to an agreement with the Company and A. M. Razo & Company Capital Partners, Inc. Such agreement related to the introduction to the Company of investors which participated in the private offering of the Company's Common Stock. See Note 7 of the accompanying Notes to the Consolidated Financial Statements.

     In March 1991, FNN, Infotech and its subsidiary, Questech filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. UPI Filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in August 1991. Directors and officers of the Company have served as officers and directors of Infotech, Questech, FNN, UPI and Hadron, Inc. Infotech owns approximately 13% of the common stock of Hadron, Inc. as of January 31, 1996.
      22
Item 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation

     The following table sets forth information regarding executive compensation for the three year period ended January
31, 1995, to the Registrant's Chief Executive Officer. No other officers compensation exceeds $100,000.

                          Summary Compensation Table

Long-Term Compensation

                                Fiscal     Base                  Awards
Name and Principal Position      Year     Salary     Bonus   Options(#)
Edward M. Young                  1996        $111,000                   0
Chief Executive                       1995        $115,000                   0
Officer, Chairman                    1994       $110,000   25,000      0
and President
<?TABLE>

During fiscal year 1996, several key employees voluntarily took a temporary non-refundable pay cut due to cash flow shortages.
Accordingly Mr. Young's salary for fiscal year 1996 was less than that amount stipulated in his employment agreement.

Option Grants

     No options were granted in fiscal year 1996.

Option Exercises

     The following table sets forth information with respect to the exercise of stock options during fiscal year 1996 by each of the Named Officers and the value of unexercised options held by each of them as of the end of fiscal year 1996.

















           Aggregated Option Exercises in 1996 Fiscal Year and Fiscal
                             Year-End Option Values

                                           Shares             Year-End(#)
                                           Acquired          Value
Name                                  on Exercise(#)  Realized
Edward M. Young              0                      N/A

                                                                           Value of
                                                                           Unexercised
                                           Number of               In-The-Money
                                           Unexercised             Options
                                           Options at Fiscal     at Fiscal
                                           Year-End(#)             Year-End
                                           Exercisable/              Exercisable/
Name                                  Unexercisable          Unexercisable
Edward M. Young             400,000/0                 $0/$0


Long-Term Incentive Compensation

     The Company currently has no long-term incentive compensation plans.

Pension Plan Compensation

     The Registrant has a 401(k) plan. Approximately 35 employees participate in this contributory plan. The Company's contributions relating to the 401(k) plan for fiscal year 1996 were approximately $4,600.

Compensation of Directors

     All non-management directors were reimbursed for out-of-pocket travel expenses to attend Board meetings. Since the beginning of fiscal year 1993, non-management directors are entitled to their choice of $2,000 or 10,000 shares of the Company's unregistered common stock for annual services as a Board Member. Currently four directors are due fees for four years of service, two former directors are due fees for two years and one year of service and one director is due fees for one year of service. In addition, non-management directors receive $200 per Board Meeting.

     Edward M. Young, a director of the Company, received 54,000 shares of the Company's unregistered common stock in fiscal year 1993 as partial payment for a bonus earned for fiscal year 1990. Alice Hendricks, a director of the Company, received 18,667 shares of the Company's unregistered common stock and $1,000 in fiscal year 1993 for management services rendered in fiscal year 1992.

Employment Contracts and Change in Control Arrangements

     Edward M. Young, the Company's President, Chief Executive Officer and Chairman entered into an employment agreement with the Company that terminates upon his death, incapacity or misconduct. The contract may also be terminated by either Mr. Young or the Company with 90 days notice. The agreement provides for his employment as President and Chief Executive Officer for a base salary of $115,000 annually and annual bonuses of up to 40% of the base salary dependent on the achievement of certain objectives. The agreement also grants Mr. Young 400,000 options. See above Compensation of Executive Officers. The Company is obligated to pay severance to Mr. Young or his heirs of up to 12 months base pay, depending on the cause for termination of the agreement.

     The Company did not adjust or amend any of the exercise prices of stock options during fiscal year 1996.

    The Registrant has a non-qualified stock option plan whereby key employees and directors are granted options to purchase shares of common stock. The granting of options is intended to assist the Registrant in securing and retaining key employees by allowing them to participate in the ownership and growth of the Registrant. The Registrant is authorized under the Plan to issue shares pursuant to the exercise of options with respect to a maximum of 1,000,000 shares of the Registrant's $.01 par value common stock and that the option exercise price be not less than 100% of the fair market value per share of the Registrant's common stock on the date of grant. The shares to be issued under the Plan will be currently authorized but unissued shares. (See
Note 6 of the accompanying Notes to the Consolidated Financial Statements). No options were granted or exercised in fiscal year 1996.

     The Registrant has a 401(k) plan. Approximately 35 employees participate in this contributory plan. The Company's contributions relating to the 401(k) plan for fiscal year 1996 were approximately $4,600.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee to the Board of Directors of the Registrant is made up of two directors, Dwight Geduldig and Stanley Yakatan.

REPORT OF THE COMPENSATION COMMITTEE

     The Compensation Committee believes that executive compensation should be competitive and consistent with that provided to other executives in for-profit health care companies to assist the Company in attracting and retaining qualified executives critical to the Company's long-term success.

     When evaluating the compensation of the Named Officers the Compensation Committee takes into account compensation that should be commensurate with that paid to executives of other comparably sized companies in the Company's industry based upon the individuals experience and past and potential contribution to the Company. The Committee reviews information regarding executive salary and benefit levels for comparable companies through various sources.

     In addition to base salaries, the Committee has established target incentive opportunities. Target goals reflect the Company's performance expectations and support the attainment of the Company's strategic, operational and financial goals. In addition, the Committee believes that stock ownership by key employees, including the executive officer, provides valuable incentives for such persons who will benefit as the stock price increases. To facilitate these objectives, options have been granted to certain employees through the Company's stock option plan.

     During fiscal year 1996, 1995 and 1994, the President, Chairman, and Chief executive Officer (Edward M. Young) was paid pursuant an employment contract, which details these philosophies. The Committee elected to award Mr. Young a cash bonus of $25,000 for the fiscal year 1994 performance of the Company.

     Compensation Committee             Dwight Geduldig
                                                            Stan Yakatan

Performance Graph

     Set forth below is a graph comparing cumulative total stockholder return on the Company's Common Stock, the Nasdaq Market Index and a Peer Group Index from January 31, 1991 through January 31, 1996. Total return is based on an assumed investment of $100 on January 31, 1991 and reinvestment of dividends through January 31, 1996. The Peer Group Index consists of approximately thirty medical laboratories (with SIC Code 8071). The returns of each component issuer of the Peer Group have been weighted according to each respective issuer's stock market capitalization.































     The Company's Preferred Stock has no established trading market. The Company's Common Stock was de-listed from Nasdaq in July 1992. The trading volumes of the Company's Common Stock over the past five fiscal years have been extremely limited and sporadic (approximately 100,000 shares per year). Management believes that, due to these factors, a Common Stock price performance graph may be misleading. In the Annual Report on Form 10-K for the fiscal year ended January 31, 1993 the Company did not include a performance graph.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following tables set forth certain information as of May 1, 1996, with respect to persons known by management to be the beneficial owners of more than five percent of the common stock or of the Registrant's preferred stock, par value $10 per share, and with respect to certain officers and directors and all officers and directors of the Registrant as a group.

(a)  Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership at May 1, 1996 of all persons who, to the knowledge of the Company, owned beneficially more than 5% of Registrant's common stock or preferred stock. Except to the extent indicated in the footnotes, each of the stockholders listed below has sole voting and investment power with respect to the shares listed opposite such shareholder's name.

Title of    Name and Address         Amount and Nature      Percent of
 Class     of Beneficial Owner      of Beneficial Owner         Class
Common     Infotechnology, Inc.       733,597 Direct             16.4%
                      120 Wall Street             183,625 Indirect (1)     4.1%
                      New York, NY 10005

                   Questech Capital Corp.   1,491,720 Direct           33.3%
                      120 Wall Street
                      New York, NY  10005

                    Advanced Corporate       183,625 Direct               4.1%
                       Services, Inc.
                       9990 Lee Highway
                       Fairfax, VA  22030

                      Andrew M. Razo           604,518 Direct (2)(3)(4) 12.0%

                      Edward M. Young          459,000 Direct (5)           9.4%

Preferred        Questech Capital Corp.  18,009 Direct               59.9%

(1) Held by Advanced Corporate Services, Inc., an indirect majority owned subsidiary of Infotech.
(2) Includes 31,922 shares owned by AMR Corp. of which Mr. Razo is the owner.
(3) Includes option to purchase 556,133 shares, at $.50 per share, by A.M. Razo & Company Capital Partners, Inc. of which Mr. Razo is a Director.
(4)  Includes 10,000 shares due for services as a Director.
(5) Includes 400,000 shares which may be acquired upon exercise of presently exercisable options.

(b) Security Ownership of Management

The following table sets forth, as of May 1, 1995, the number of shares of common stock beneficially owned by each director of the Company and by all directors and officers as a group.

    Title       Name and Address of              Amount and Nature of    Percent
   of Class      Beneficial Owner                  Beneficial Ownership(1)  of Class
    Common      Dwight M. Geduldig         45,000 (2)                          1.0%
                         Alice H. Hendricks            63,667 (2)                          1.4%
                         Eric W. Hoffman               75,000 (3)                          1.6%
                         Andrew M. Razo              604,518 (4)(5)                    12.0%
                          Liston Witherill                45,000 (2)                           1.0%
                          Stanley Yakatan               70,000 (6)                           1.6%
                          Edward M. Young           459,000 (7)                         9.4%
                          All Executive Officers
                           and Directors as Group
                           (7 persons)                      1,362,185 (8)                      24.1%

     (1) All shares are held directly by the named individual unless otherwise indicated.
     (2) Includes 40,000 shares due for services as director of the Registrant.
     (3) Includes 75,000 shares which may be acquired upon exercise of presently exercisable options.
     (4) Includes 10,000 shares due for services as director of the Registrant.
     (5) Includes 31,922 shares and options (556,133 shares) owned by AMR Corp., of which Mr. Razo is the owner and A.M. Razo & Company Capital Partners, Inc. of which Mr. Razo is the owner and majority shareholder, officer and director, respectively.
     (6) Includes 20,000 shares due for services as director of the Registrant.
     (7) Includes 400,000 shares which may be acquired upon exercise of presently exercisable options.
     (8) Includes 1,031,133 shares which may be acquired upon exercise of presently exercisable options and 150,000 due for services as directors.

(c) The Registrant knows of no arrangements, including any pledge by any person of Securities of the Registrant or any of its parents, the operation of which may at subsequent date result in a change in control of the Registrant, except for the right of the Preferred Stock holders to elect a majority to the Board of Directors due to the fact that Preferred dividends are in arrears.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During fiscal year 1993, the Company recorded approximately
$12,000 of charges from Infotech for travel expenses incurred prior to fiscal year 1993. As of January 31, 1995, approximately
$2,000 of such amount is included in the Company's due to affiliates balance.

     The Company was also charged approximately $6,000 for equipment purchases and $2,000 for legal services in fiscal years
1994 and 1993, respectively, by Telecommunications Industries,
Inc. which is majority owned by Infotech.

     In fiscal year 1993, the Company also recorded approximately $21,000 of charges for management and financial services received from an affiliate of Infotech, Advanced Corporate Services, Inc.
(ACS), which owns approximately 4% of the outstanding shares of the common stock of the Company, and a wholly owned subsidiary of Telecommunications Industries, Inc. These and other charges from prior fiscal years totalling approximately $57,000 were forgiven during fiscal year 1995.

     Since the beginning of fiscal year 1993 non-management directors earn, for each full fiscal year of service, their choice of $2,000 or 10,000 shares of unregistered common stock of the Company. Non-Management directors also earn $200 per each meeting attended.

     As of May 1, 1995, Infotech (a publicly held business development company registered under the Investment Company Act of 1940) is the beneficial owner, directly and indirectly, of approximately 20% of the outstanding shares of the Company's common stock. Questech, which was a wholly-owned subsidiary, owns approximately 33% of the common and 60% of the Preferred stock of the Company. Both Infotech and Questech filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on March 5, 1991.

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K

                                                      Page in
                                                    Form 10-K

(a)    (1)    Financial Statements

                 Report of Independent Certified
                 Public Accountants                           32

                 Consolidated Balance Sheets at
                 January 31, 1996 and 1995                33

                 Consolidated Statements of Operations
                 for each of the three years in the
                 period ended January 31, 1996           34

                 Consolidated Statements of Capital
                 Deficiency for each of
                 the three years in the period
                 ended January 31, 1996                      35

                 Consolidated Statements of Cash Flows
                 for each of the three years in the
                 period ended January 31, 1996            35

                 Notes to Consolidated Financial
                 Statements                                            38

       (2)    Financial Statement Schedules as of and
              for each of the three years in the period ended January 31, 1996

                II - Valuation and Qualifying Accounts   49


     Other schedules are omitted because they are not applicable or the required information is not present in amounts sufficient to require submission of the schedules, or the required information is included in the Consolidated Financial Statements or Notes thereto.

       (3)     Exhibits - See "Index to Exhibits"         50

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AMERICAN CYTOGENETICS, INC.



   Dated:  May 15, 1996        By   /s/ Edward M. Young
                                    Edward M. Young, President,
                                    Chief Executive Officer, and
                                    Chairman of the Board




                               By   /s/ Eric W. Hoffman
                                    Eric W. Hoffman
                                    Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  /s/ Dwight M. Geduldig      Director       Dated: May 15, 1996
  Dwight M. Geduldig

  /s/ Alice H. Hendricks      Director       Dated: May 15, 1996
  Alice H. Hendricks

  /s/ Andrew M. Razo          Director       Dated: May 15, 1996
  Andrew M. Razo

  /s/ Liston Witherill        Director       Dated: May 15, 1996
  Liston Witherill

  /s/ Stanley Yakatan         Director       Dated: May 15, 1996
  Stanley Yakatan

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


American Cytogenetics, Inc.


We have audited the accompanying consolidated financial statements of American Cytogenetics, Inc. and subsidiaries as of January 31, 1996 and 1995 and the related consolidated statements of operations, capital deficiency and cash flows for each of the three years in the period
ended January 31, 1996.   We have also audited the schedule listed in the
accompanying index for each of the three years in the period ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standard. Those standards require that we plan and perform audits to obtain reasonable assurance about whether the financial statements and schedule are free from material misstatement. An audit includes examining, on a test basis, evidence supporting that amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Cytogenetics, Inc. and subsidiaries as of January 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended
January 31, 1996, in conformity with generally accepted accounting principles.

Also in our opinion, the schedule as of January 31, 1996 and for each of the three years in the period ended January 31, 1996 presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative working capital of $852,060 and a net capital deficiency of $1,095,262. The Company has also been slow and is delinquent in paying its accounts payable and other obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements and schedule do not include any adjustments that might result from the outcome of this uncertainty.


                                        BDO Seidman, LLP
Los Angeles, California
May 1, 1996
      33
AMERICAN CYTOGENETICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, January 31, 1996 and 1995
ASSETS (Note 5)                           NOTES             1996            1995
CURRENT ASSETS:
Cash and cash equivalents                1                      $ 19,503        $ 35,279

Receivables:                                       1,12
  Trade, net of allowance for
    doubtful accounts and contractual
    allowances of $215,248 and $405,208
    in 1996 and 1995                                                    585,607         775,568
Supplies                                              1                        48,042          49,020
Prepaid expenses                                                          85,388         101,889
                                                                                    ----------        ----------
Total current assets                                                     738,540         961,756

EQUIPMENT AND IMPROVEMENTS, AT COST,
  NET OF ACCUMULATED DEPRECIATION
  AND AMORTIZATION                 1,3                   253,154         211,679

CUSTOMER LIST, NET OF AMORTIZATION OF
 $38,471 AND $7,694 IN 1996 AND
 1995                                                                             115,416         146,193

DEPOSITS AND OTHER ASSETS                              17,008          18,933
                                                                                        ---------          --------















TOTAL ASSETS                                            $1,124,118      $1,338,561
                                                                         ========     ========



See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets, January 31, 1996 and 1995 (continued)
LIABILITIES AND
        CAPITAL DEFICIENCY                   NOTES 1996            1995
CURRENT LIABILITIES:
Cash overdraft                                                              83,509                  0
Accounts Payable and short term debt                       743,867       557,462
Short-term debt                                                               5,000                  0
Current portion of long-term debt
  and IRS obligation                                           5           87,455        68,429
Current portion of capital leases                       5           43,647                 0
Due to affiliates                                                 9          109,098        42,619
Other current liabilities                                     4          518,024       566,335
                                                                                   ------------     -----------
Total current liabilities                                               1,590,600     1,234,845

LONG-TERM DEBT AND IRS OBLIGATION,
  LESS CURRENT PORTION                           5         603,780       690,105

OTHER LIABILITIES                                       13          25,000        25,000
                                                                                      ------------     ------------
TOTAL LIABILITIES                                                 2,219,380     1,949,950

COMMITMENTS AND CONTINGENCIES   2,8,11,13
CAPITAL DEFICIENCY                                    6,7
Preferred stock, $10 par value -
  authorized 300,000 shares;
  32,988 shares issued (liquidation
  value $528,854 and $501,868
  in 1996 and 1995)                                                            329,880       329,880
Common stock, $.01 par value -
  authorized 20,000,000 shares;
  4,540,499 shares issued                                                     45,405        45,405
Additional paid-in capital                                               3,803,227     3,803,227
Accumulated deficit                                                      (5,196,928)   (4,713,055)
Less treasury stock, at cost:
  Preferred, 2,900 shares                                                     (12,292)      (12,292)
  Common, 59,476 shares                                                    (64,554)      (64,554)
                                                                                          ------------     -----------
NET CAPITAL DEFICIENCY                                      (1,095,262)    (611,389)
                                                                                          ------------       ----------
TOTAL LIABILITIES
   AND CAPITAL DEFICIENCY                                 $1,124,118    $1,338,561
                                                                                         =======     =======

AMERICAN CYTOGENETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1996

                                       NOTES         1996              1995             1994
Revenues                        1,12                $4,681,897   $5,453,641   $5,280,135
Costs and expenses:
Production                                               3,359,012     3,876,701     3,624,573
Selling and marketing                                  276,762        349,832        371,449
General and administrative                       1,434,665    1,378,514     1,303,537
                                                                 ------------     ------------     -----------
Total costs and expenses                          5,070,439    5,605,047    5,299,559
                                                                  ------------     ------------     -----------
Operating loss                                            (388,542)    (151,406)       (19,424)

Interest expense                                             (95,331)     (53,792)        (84,229)
Other income                  14                                                                   120,000
                                                                    ------------     ------------     -----------
Net income (loss)                                         (483,873)     (205,198)        16,347
                                                                    =======      ======      ======

Preferred dividend requirements                       27,079         27,079         27,079
                                                                   ------------     ------------      -----------
Net loss applicable to common shares       $(510,952)   $(232,277)   $ (10,732)
                                                                    =======     =======    ======
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                       4,481,023    4,481,023    3,851,419
                                                                      =======    =======    =======
NET LOSS PER
  COMMON SHARE     1                               $   (0.11)     $   (0.05)      $    0.00
                                                                         ======       ======     ======




See accompanying notes to consolidated financial statements.

AMERICAN CYTOGENETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL DEFICIENCY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1996

                                               Preferred Stock         Capital Stock
                                               Shares      Amount    Shares        Amount
                                               --------      ---------     -----------    --------
Balance,
 January 31, 1993                  32,988      329,880     3,444,800  34,448

Issuance of shares in private
  placement for cash, net of
  offering expenses (Note 7)                                     1,223,494   12,235
  including 111,227 shares and
  $33,368 to a related party (Note 9)

Redemption of shares (note 15)                                 (127,795)  (1,278)

Net Income

Balance,
 January 31, 1994                   32,988      329,880      4,540,499    45,405

Net loss

Balance
January 31, 1995                    32,988      329,880      4,540,499     45,405

Net loss

Balance,
January 31, 1996                    32,988     $329,880     4,540,499    $45,405

CONSOLIDATED STATEMENTS OF CAPITAL DEFICIENCY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1996
(continued)

                                                      Paid-In        Accumulated
                                                      Capital        Deficit
                                                      -----------     ---------------
Balance,
 Janaury 31, 1993                         3,607,953    (4,524,204)

Issuance of shares in private
  placement for cash, net of
  offering expenses (Note 7)            293,996
  including 111,227 shares and
  $33,368 to a related party (Note 9)

Redemption of shares (note 15)       (98,722)

Net Income                                                              16,347

Balance,
 January 31, 1994                          3,803,227   (4,507,857)

Net loss                                                                (205,198)

Balance
January 31, 1995                           3,803,227     (4,713,055)

Net loss                                                                  (483,873)

Balance,
January 31, 1996                         $3,803,227    ($5,196,928)

 CONSOLIDATED STATEMENTS OF CAPITAL DEFICIENCY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1996
(continued)
                                        ---------Treasury Stock-------------
                                        Preferred Stock         Capital Stock
                                        Shares      Amount    Shares        Amount       Total
                                        --------      ---------     -----------    --------         ---------------
Balance,
 Janaury 31, 1993           (2,900)     (12,292)    (59,476)     (64,554)     (628,769)

Issuance of shares in private
  placement for cash, net of
  offering expenses (Note 7)                                                                     306,231
  including 111,227 shares and
  $33,368 to a related party (Note 9)

Redemption of shares (note 15)                                                             (100,000)

Net Income                                                                                                 16,347

Balance,
 Janaury 31, 1994            (2,900)     (12,292)    (59,476)     (64,554)     (406,191)

Net loss                                                                                                   (205,198)


Balance
Janaury     31, 1995         (2,900)     (12,292)    (59,476)     (64,554)     (611,389)

Net loss                                                                                                   (483,873)

Balance,
Janaury 31, 1996           (2,900)    ($12,292)    (59,476)    ($64,554) ($1,095,262)




See accompanying notes to consolidated financial statements.

AMERICAN CYTOGENETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1996

                                                                  1996                1995               1994
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      $(483,873)       $(205,198)     $ 16,347

Adjustments to reconcile net income (loss)
to net cash provided by (used in)
operating activities:
   Depreciation and amortization                     98,591             64,772        66,060
   Provision for losses on trade
     accounts receivable                                      47,007          164,589      152,390
   Write off of goodwill
   Interest costs                                                 19,800            41,251

   Gain on settlement of lease                                                                  (120,000)
   Changes in operating assets and liabilities:
         Trade receivables                                   142,954        (184,368)     (235,799)
         Supplies                                                        978            14,380        (21,660)
         Other assets                                             18,426           (57,741)        11,966
         Accounts payable                                  186,405             48,571         44,445
         Due to affiliates                                       66,479           (45,167)           6,246
         IRS obligation                                         (60,729)            (5,142)       (25,492)
         Other liabilities                                       (48,311)          109,200         95,429
                                                                        ----------           ----------        ---------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                                 (12,273)           (54,853)      (10,068)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and improvements    (9,194)          (126,467)      (85,702)
                                                                          ----------           ----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in cash overdraft                   83,509           (61,574)
Increase in borrowing from bank                                                                      35,048
Increase in borrowing from affiliate                       5,000
Repayment of debt                                             (26,370)          (16,509)         (3,088)
Payment of capital lease obligations                   (56,448)           (12,531)      (15,644)
Proceeds from sale of common stock                                                              378,733
                                                                            ----------           ----------        ---------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                  5,691           (29,040)      333,475
                                                                             ----------           ----------        ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                           (15,776)         (210,360)      237,705

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                      35,279          245,639          7,934
                                                                               ----------           ----------        ---------
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                                  $ 19,503          $ 35,279     $245,639
                                                                               ======         ======      ======

See accompanying notes to consolidated financial statements.

AMERICAN CYTOGENETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1996
(Continued)

                                                                     1996       1995        1994

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Cash paid during the year for interest          $ 95,331  $ 12,541  $ 95,735

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

Offering costs related to private
  placement of Common Stock                                                       $ 72,500

Reversal of accrued liability as part
  of settlement of lease                                                                   $120,000

Purchase of assets, including customer
  list, with long-term debt                                              $173,887

Purchase of computer hardware with
  capitalized lease                                         $100,095























See accompanying notes to consolidated financial statements.

AMERICAN CYTOGENETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITIES

Principles of Consolidation - The consolidated financial statements include the accounts of American Cytogenetics, Inc. ("the Company"), and its wholly-owned subsidiaries, Cancer Screening Services ("CSS"), Cancer Screening Services (Missouri) ("CSSM"), Diagenetic Laboratories, Inc. and Astra-Med Laboratories, Inc., the latter two of which are inactive. CSSM was formed in October 1994 to acquire certain assets of Cytology Laboratories, Inc. for long-term debt. All significant intercompany accounts and balances have been eliminated in consolidation.

The Company's principal shareholder is Questech Capital Corporation ("Questech"), which was wholly-owned by Infotechnology, Inc. ("Infotech"). Infotech beneficially owns approximately 20% of the common stock of the Company. Questech owns 33% of the common and 60% of the preferred stock of the Company. On March 5, 1991, both Infotech and Questech filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Business Activities - The Company is engaged in the operation of clinical laboratories that primarily prepare and screen microscopic slides and prepare cytopathology reports in connection with the early detection of cancer and other diseases. The Company's customers are located throughout the United States.

Supplies - Supplies are valued at the lower of cost ("first-in, first-out") or market.

Equipment and Improvements - Equipment and improvements are carried at cost and are depreciated on a straight-line basis over estimated useful lives or terms of leases in the case of leasehold improvements, ranging from 2 to 10 years.

Customer List - Customer list is carried at cost and is amortized over its estimated useful life, which is 5 years.

Income Taxes - The Company uses Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Income (Loss) per Common Share - Income (loss) per common share is computed by dividing the net income or loss for each year, adjusted for required preferred stock dividends, by the weighted average number of common shares outstanding. Income (loss) per common share does not provide for the effects of shares issuable contingent upon the exercise of stock options because the effect would be immaterial or antidilutive.

Cash Equivalents - The Company considers all highly liquid instruments purchased with original maturity dates of three months or less to be cash equivalents.

Revenue Recognition - Revenue is recognized when services are rendered and is recorded net of contractual allowances. The Company derives a portion of its business from Federal and State medical assistance programs. Approximately 4% of total gross revenues for each of the fiscal years 1996, 1995 and 1994 was derived from such programs. The Company provides an allowance for the difference between the Company's standard charges and expected reimbursement from these programs.

Financial Statement Presentation - Certain reclassifications have been made to the fiscal 1995 and 1994 financial statements to conform to the current year's presentation.

Use of Estimates - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets, liabilities, revenues and expenses at the date and for the periods that the financial statements are prepared. Actual results could differ from those estimates.

New Accounting Pronouncements - Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board is effective for financial statements for fiscal years beginning after December 15, 1995. The new Standard established new guidelines regarding impairment losses on long-lived assets, which include plant and equipment, certain identifiable assets and goodwill, that should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

Statement of Accounting Standards No.123, "Accounting for Stock-Based Compensation" (SFAS No. 123) issued by the Financial Accounting Standards Board (FASB) is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods and services from non employees in exchange for equity instruments. At the present time, the Company has not determined if it will change accounting policy for stock based compensation or only provide the required financial statement disclosures. As such the impact on the Company's financial position and results of operations is currently unknown. The Company does not expect adoption to have a material effect on its financial position or results of operations.

Disclosure about Fair Value of Financial Instruments - The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and Equivalents - The carrying value of cash and equivalents approximates fair value due to short maturities of these instruments.

Receivables - The carrying amounts of the receivables approximate fair value due to the short maturity of these instruments.

Due to Affiliates - Management was not able to practicably estimate fair value of the amounts due to affiliates due to the related party nature of these amounts owed and the lack of comparable market rates and terms for similar unsecured debt between affiliated companies (See Note 9).

Long-term Debt - The carrying amount of long-term debt approximates fair value based on current rates offered to the Company for debt with similar collateral, if any and maturities.

The fair value estimates presented herein are based on pertinent information to management as of January 31, 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

2.    GOING CONCERN

The Company has incurred losses from operations for the past three years, has negative net working capital of $852,060 and a capital deficiency of $1,095,262. The Company has also been slow and is delinquent in paying its accounts payable and other obligations. In addition, the Internal Revenue Services ("IRS") has established a lien against the assets of the Company for repayment of overdue payroll taxes and related penalties and
interest.   In addition, the Company has been slow in making employee
contribution payments to its 401(k) savings plan. (See Note 13). These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     In the past, the Company received infusions of working capital from Infotech and Questech to meet liquidity needs, when necessary. Due to the financial difficulties experienced by these major shareholders the Company had not been able to utilize Infotech and Questech as working capital resources in the past five fiscal years. However, subsequent to the end of fiscal year 1996 the Company borrowed $250,000, on a short term basis, to fund operational cash flow shortages from Questech. No assurances can be given that Questech will be available to advance cash to the Company in the future.

In addition, as a result of California regulations being more stringent than those of other states, the Company has been at a competitive disadvantage in its traditional primary market. Management's response to this situation has been to seek opportunities to establish and/or acquire laboratories in states with more favorable cost and productivity structures. Further, the Company's history of losses and the IRS lien have inhibited the Company's borrowing ability to address cash flow shortages and to modernize its aging laboratory information system. In response to this situation, management has pursued and continues to pursue financing through the sale of stock and other alternatives. In fiscal year 1995, the Company has implemented key aspects of its overall plans by (1) establishing its Missouri laboratory and (2) entering into an agreement to obtain a new laboratory information system. However, as a result of a reduction in test volume from its largest customer during fiscal year 1996 the Company ceased operations in its Missouri facility. Tests being processed by the Missouri facility are now being processed by
the California facility.   Management continues to pursue cost reductions
as well as to renegotiate a more favorable settlement of the IRS obligation.

The Company's contract with the County expires on June 30, 1997.
Publicly reported announcements indicate that the County is re-assessing the structure of its health acre delivery system. Management is unable to predict the impact of these activities on its business at this time.

The continuation of the Company as a going concern is dependent upon its ability to implement management's plans.

In December 1995 the Company entered into a letter of intent among Nu-Tech Bio-Med, Inc. ("NTBM") and the Company's controlling shareholder, Infotechnology, Inc. ("Infotech") and two of its subsidiaries, Questech Capital Corporation ("Questech") and Advanced Corporate Services, Inc. ("ACS"). Pursuant to the letter of intent the Company, subject to the completion of a definitive agreement, will sell shares of previously unissued common stock of the Company to NTBM for $300,000. In addition, Infotech, Questech and ACS will sell their ownership of the Company's common and preferred stock to NTBM for a combination of cash and NTBM common stock. Upon completion of the transaction, NTBM will become the controlling shareholder of the Company's common and preferred stock owning 80% and 60% respectively. No assurance can be given that such transaction will occur in the future as the transaction requires the completion of due diligence procedures and consent of the Company, Infotech, Questech, ACS and NTBM.

3.    EQUIPMENT AND IMPROVEMENTS

Equipment and improvements consist of the following:
                                                                             .... January 31, ....
                                                                              1996             1995
Furniture and equipment, including
       $161,934 relating to capital leases                $501,196        $391,907
Purchased software                                                120,361         120,361
Leasehold improvements                                          39,725          39,725
                                                                              -----------       -----------
                                                                                661,282         551,993
Less accumulated depreciation and
       amortization, including $66,844
       relating to capital leases                                   408,128         340,314
                                                                                -----------       -----------
                                                                               $253,154        $211,679
                                                                               ======         ======




4.    OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

                                                                       .... January 31, ....
                                                                        1996              1995
Accrued payroll                                               $104,846       $129,369
Accrued vacation                                                  78,640          88,004
Accrued bonus payable                                        42,613          67,613
Fringe benefits & deferrals                                 111,155           69,839
Accrued registration costs                                   46,694           46,694
Accrued malpractice expenses                              49,064          50,500
Other                                                                     85,012        114,316
                                                                              ---------       -----------
                                                                           $518,024       $566,335
                                                                           ======        ======

      43
5.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, INCLUDING AMOUNT
DUE TO
THE INTERNAL REVENUE SERVICE ("IRS")

Long-term debt and capital lease obligations, including amount due to the
IRS, consist of the following:
                                                                                              .... January 31, ....
                                                                                             1996             1995
    Settlement with the IRS, payable in monthly
       installments of $10,000, through May 2000
       with an effective interest rate of 12%                          $505,379      $566,108


    Equipment loans payable to a bank in monthly
       installments and bearing interest at 5.75%
       to 6.75%                                                                                    0         16,619

    Capitalized lease obligation, payable in monthly
       installments and bearing interest at 16%,
       through June 1996                                                            43,647                  0

    Obligations to the prior owner of certain
      assets purchased payable monthly, based on
      certain gross receipts, as defined
      through December 1999                                                185,856        175,807
                                                                                             -----------      -----------
    Total                                                                                 734,882       758,534

    Less current portion                                                         131,102         68,429
                                                                                              ----------       -----------
    Long-term debt and capital lease obligations,
       including amount due to the IRS                                  $603,780      $690,105
                                                                                            ======        ======

Aggregate maturities of the above debt and amount due to the IRS per fiscal year through maturity are as follows:

                      1997                         $203,754
                      1998                          174,900
                      1999                          196,500
                      2000                          192,975
                      2001                          120,000
                      thereafter                     81,931
                                                       -----------
         Total minimum payments    $970,060
                 Less interest portion     (235,178)
                                                       -----------
                                                       $734,882
                                                       ======

On May 12, 1992, the Company negotiated an informal installment agreement with the IRS on a payment plan for $525,000 of unpaid payroll taxes, interest and penalties. The IRS has established a lien against the Company's assets for repayment of this liability.
      44
6.    CAPITAL DEFICIENCY

Preferred Stock - Each share of 9% cumulative preferred stock gives holders voting rights equivalent to those holders of the Company's common stock. The Company has the right to redeem all or part of its outstanding preferred shares at any time at their par value of $10 per share plus dividends in arrears. Cumulative undeclared dividends in arrears at January 31, 1996 aggregated $227,974, or $7.58 per share. The holders of Preferred Stock have the right to elect a majority to the Board of Directors because Preferred Stock dividends are in arrears.

Common Stock Options - Pursuant to the 1989 Stock Option Plan on February 9, 1989, the Board of Directors approved the issuance of options to purchase an aggregate of 93,000 shares of common stock of the Company at the then fair value for employees of the Company. These options vested over a three-year period beginning February 9, 1989, are exercisable at $.625 per share, and expire five years from the date of vesting or sixty
(60) days from termination of employment. As of January 31, 1996, 82,000 of such options were cancelled, and options for 11,000 shares are outstanding and exercisable.

Pursuant to the 1989 Stock Option Plan on December 11, 1989, the Board of Directors approved the issuance of options to purchase an aggregate of 42,000 shares of common stock at the then fair market value for employees of the Company. Options vest over a three-year period beginning December 11, 1989, expire ten years from date of grant or sixty (60) days from termination of employment, and are exercisable at $.875 per share. At January 31, 1996, 21,000 of such options were canceled and 21,000 options are outstanding and exercisable.

Pursuant to the 1989 Stock Option Plan on December 14, 1992, the Board of Directors approved the issuance of options to purchase an aggregate of 475,000 shares of common stock at the then fair market value for employees of the Company, (400,000 of such options were issued to the President of the Company consistent with his employment agreement). Options vest over a two year period, expire eight years from the date of grant or 90 to 240 days from termination of employment, and are exercisable at $.375 per share. At January 31, 1996, 475,000 of these options were outstanding and exercisable.

In summary, pursuant to the 1989 Stock Option Plan at January 31, 1996, 507,000 options were outstanding and exercisable at prices from $.375 to $.875 per share.

7.    SALE OF STOCK

In July 1993, the Company issued 930,160 unregistered previously unissued shares of its common stock for proceeds of $286,733, net of finders fees and legal costs amounting to $62,078. Two members of the Company's Board of Directors were designated by the finder corporation. In addition, subsequent to that date, the Company received an additional $92,000, net of finders fees and legal costs of $18,000, under similar terms for 293,334 shares of unregistered common stock. The Company has accrued approximately $47,000 for estimated charges associated with registration of these aforementioned issued shares. Such amount is recorded as a reduction to the proceeds in additional paid-in capital. As part of the sales, options were issued to A M Razo and Company Capital Partners, Inc., of which Mr. Andrew Razo, a director of the Company, is a majority shareholder, officer and director, for the purchase of up to an additional 556,133 unregistered shares of common stock at a price of $0.50 per share.


8.    LEGAL PROCEEDINGS

The Company's laboratories, in the ordinary course of business, are subject on occasion to legal claims alleging improper reporting or misdiagnosing of specimens. The Company believes such claims are adequately covered by claims made insurance provided by a commercial insurance carrier, subject to a deductible per occurrence, and has accrued an adequate amount for retained risk.

On August 11, 1992, a complaint was filed, Mary Lou Back v. American Cytogenetics, et al., Case No. BC061917, in the Superior Court of California for the County of Los Angeles, against the Company, Cancer Screening Services ("CSS"), Earl Brian, Alice Hendricks, Liston Witherill, Allan Tessler, Gary Prince, and Dwight Geduldig. Each of the individually named defendants, except Allan Tessler, are members of the Board of Directors of the Company. The complaint alleges that Ms. Back, who was employed as President and Chief Executive Officer of the Company and CSS from May 1990 to January 1992, was wrongfully terminated in violation of public policy and various other reasons. The complaint seeks damages in an amount in excess of $200,000 plus punitive damages and indemnification from Internal Revenue Service ("IRS") assessments against Back for taxes not paid by CSS. In October 1993 the Court granted the Company's motion to dismiss Back's claim for indemnification and on March 22, 1994 the Court granted the Company's motion for summary adjudication of Back's remaining claims. Back's subsequent request for reconsideration of the summary adjudication order has been denied. Back has filed a Notice of Appeal.
The Company has vigorously defended the action and is unable to predict the outcome at this time.

9.    RELATED PARTY TRANSACTIONS

The Company was charged approximately $6,000 for equipment purchases and $2,000 for legal services during fiscal years 1995 and 1994 by an Infotech investee, Telecommunications Industries, Inc. (TII), which is majority owned by Infotech. Further, during fiscal year 1996, an unrelated party purchased approximately $100,000 of computer hardware from TII. This equipment was leased to the Company under a capitalized lease at 16% with monthly payments for 16 months.

The Company was also charged approximately $21,000 in fiscal year 1993 by an Infotech investee, Advanced Corporate Services (ACS), which owns approximately 4% of the outstanding shares of the common stock of the Company for management and financial services. These and other charges from prior fiscal years totaling approximately $57,000 were forgiven during fiscal year 1995.

In fiscal year 1996 and 1995, the Company was charged a total of $4,000 and $16,000, respectively, from Fiscal Management, Inc. ("FMI") and Price Associates, two companies majority owned by Gary A. Prince, a former director of the Company, for financial services. Eric Hoffman, an officer of the Company, was at one time in the past an officer and part owner of FMI. As of January 31, 1995, $2,000 due was included in the Company's due to affiliates balance.

During fiscal year 1996 and 1995 the Company paid to A. M. Razo &
Associates Capital Partners, Inc. (AMR) $11,006 and $5,000, respectively, for assistance in locating financing for the Company. Andrew M. Razo, a director of the Company, is an owner and officer of AMR.

At January 31, 1996, 1995 and 1994 directors and officers were due approximately $41,200, $33,200 and $28,000 for directors fees.

10. INCOME TAXES

At January 31, 1996, the Company has net operating loss carryforwards of approximately $2,700,000 and $700,000 for federal and State income tax purposes which expire at various dates through 2011 and 2000, respectively. Additional limitations on the use of carryfowards may arise if certain ownership changes occur. The loss carryfowards and certain other temporary differences give rise to a deferred tax asset of $1,148,000. This asset has a 100% valuation allowance as the Company cannot determine if it more likely than not the deferred tax asset will be realized.


11. COMMITMENTS

The Company is obligated under operating leases for office, laboratory facilities, and office equipment. The leases expire through fiscal 2001 and have purchase or renewal options in some instances. Rent expense under operating leases amounted to $138,939, $143,352, and $182,155 in fiscal years 1996, 1995, and 1994, respectively. Future minimum lease payments at January 31, 1996 are as follows:

         Fiscal Year:
         1997                                   164,580
         1998                                   178,980
         1999                                   189,480
         2000                                    95,280
         2001                                    11,715
                                                     --------
         Total minimum payments  $640,035
                                                     ======

In addition, to its lease obligations, the Company has an employment agreement with its President and Chief Executive Officer, Edward M. Young. The agreement with Mr. Young terminates upon his death, incapacity or misconduct. The contract also may be terminated by either Mr. Young or the Company with 90 days notice. The agreement provides for a base salary of $115,000 annually and annual bonuses of up to 40% of the base salary dependent on the achievement of certain objectives. The agreement also grants Mr. Young 400,000 options. The Company is obligated to pay severance to Mr. Young or his heirs of up to 12 months base pay, depending on the cause for termination of the agreement.


12. SIGNIFICANT CUSTOMERS AND TRADE RECEIVABLES COMPOSITION

The Company had sales of approximately $1,050,000, $1,280,000 and $1,390,000 to a single customer during fiscal years 1996, 1995, and 1994. The Company had sales of approximately $0, $490,000 and $550,000 to another single customer during fiscal years 1996, 1995 and 1994, respectively.
This customer's annual contract with the Company terminated in December 1994 and was not renewed. No other single customer was responsible for more than 10% of the Company's consolidated sales for these periods. The Company's contract with its largest customer expires on June 30, 1997. Publicly reported announcements indicate that the County is re-assessing the structure of its health acre delivery system. Management is unable to predict the impact of these activities on its business at this time.

Trade receivables, net of allowance for doubtful accounts and contractual allowances of $215,248 and $405,208 in fiscal years 1996 and 1995 consist of the following:

                                                                         ... January 31, ...
                                                                        1996             1995
       Health care providers                              $420,850       $461,926
       Patients and insurance companies             131,062         217,921
       Medicare, Medicaid, and
         other 3rd party payers                               33,695          93,136
       Other                                                                     0            2,585
                                                                        -----------       -----------
                                                                        $585,607       $775,568
                                                                        ======        ======

13. SAVINGS PLAN

The Company has a voluntary 401(k) savings plan covering substantially all employees. Payments to the plan trust of the employees' contributions have been delinquent and at times were made beyond the time allowed by the plan or federal law. Due to limited cash flows, the Company utilized the employees deferred compensation for a short period. The Company's 401(k) plan is under review by the Department of Labor and the IRS. Management is cooperating in these reviews and does not expect the result will affect the financial condition of the Company. The Company at times has elected to contribute on behalf of all eligible participants an amount equal to twenty-five percent of their first one thousand dollars contributed per plan year. All participants are fully vested after five years of service. The Company contributions were approximately $4,600, $4,400, and $6,500 in fiscal years 1996, 1995 and 1994, respectively.

14. GAIN ON LEASE SETTLEMENT

The Company was party to a 7-year lease beginning in January 1989 for which it ceased making payments to the lessor during May 1992. In fiscal year 1993, the Company recorded a loss estimate of $150,000 representing the estimated amount to ultimately settle the lease. The Company successfully negotiated a settlement agreement with the lessor outside of the terms of the lease agreement in July 1993. As a part of the settlement agreement, the lessor released the Company from all obligation of past and future rent due under the lease in return for a payment of $30,000. The lessor also returned approximately 128,000 shares of the Company's unregistered common stock which was held in escrow as collateral pursuant to the lease agreement. As a result of the settlement, the Company revised its loss estimate and recorded a $120,000 gain in fiscal year 1994.


15. SUBSEQUENT EVENTS

In March 1996, the Company signed a Note and Security Agreement with Questech Capital Corporation ("Questech"), a majority shareholder of the Company's common and preferred stock, allowing advances to the Company of up to $250,000. Between March and April 1996, the Company had received advances totaling $250,000 pursuant to the agreement to fund operations of the Company. The Note and Security Agreement is secured by all the assets of the Company, requires monthly interest payments at 12% annual interest and is due and payable on September 30, 1996.

AMERICAN CYTOGENETICS, INC. AND SUBSIDIARIES                    SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

                                            ADDITIONS         ADDITIONS
              BALANCE AT    CHARGED TO     CHARGED                                       BALANCE
              BEGINNING       COSTS AND         TO OTHER          DEDUCTIONS  AT END
TYPE    OF PERIOD         EXPENSES            ACCOUNTS (A)  DESCRIBE (B)  OF PERIOD
- -------     ---------------          --------------             --------------------    ------------------   -------------
Allowance for
  doubtful accounts and
  contractual allowances on
  trade accounts receivable

1996       $405,208               $ 47,007                  $869,447               $1,106,414           $215,248

1995       $254,809              $164,589                  $852,474                $  866,664            $405,208

1994        $255,011              $152,390                  $471,479                 $  624,071           $254,809




(A)     Includes contractual discounts charged directly against revenue.

(B) Includes uncollectible accounts written off and contractual discounts taken.

                              INDEX TO EXHIBITS
                                                Page
No.                                          Reference


3.1       Articles of Incorporation and
          By-laws (incorporated by reference
          to the Registrant's Annual Report
          on Form 10-K for the fiscal year
          ended January 31, 1983).

10.1      Lease agreement , dated July 27,
          1984, between CSS and the Estate
          of Herman J. Cohen, Deceased, on
          property located at 6440 Coldwater
          Canyon Avenue, North Hollywood,
          California (incorporated by reference
          to the Registrant's Annual Report
          on Form 10-K for the fiscal year
          ended January 31, 1985).

10.2      Agreement, dated January 2, 1989,
          between Registrant and Advanced
          Corporate Services, Inc. (incorporated
          by reference to the Registrant's
          Annual Report on Form 10-K for the
          fiscal year ended January 31, 1989).

10.3      Lease agreement, dated January 13,
          1989 , among Garret Mountain Office
          Center Associates I and Registrant,
          on property located at Three Garret
          Mountain Plaza, West Paterson, New
          Jersey (incorporated by reference
          to the Registrant's Annual Report
          on Form 10-K for the fiscal year ended
          January 31, 1989).

10.4      Escrow agreement, Dated March 17,
          1989, among Registrant, Garret
          Mountain Office Center Associates-I,
          and Midlantic National Bank (incorp-
          rated by reference to the Registrant's
          Annual Report on From 10-K for the
          fiscal year ended January 31, 1989).

10.5      Registrant's promissory note dated
          June 22, 1989 payable to TransWorld
          Bank (incorporated by reference to the
          Registrant's Annual Report on
          Form 10-K for the fiscal year ended
          January 31, 1991).

                              INDEX TO EXHIBITS

                                                Page
No.                                          Reference

10.6      Registrant's promissory note dated
          November 18, 1989, payable to
          TransWorld Bank (incorporated by
          reference to the Registrant's Annual
          Report on Form 10-K for the fiscal
          year ended January 31, 1990).

10.7      Employment agreements between the
          and Mary L. Back and Gordon H. Miller
          (incorporated by reference
          to the Registrant's Annual Report
          on Form 10-K for the fiscal year
          ended January 31, 1990).

10.8      Registration Statement on Form S-8
          (no. 33-14838) of the Registrant
          (incorporated by reference to the
          Registration Statement.

22.1      Subsidiaries of the Registrant          52

24.2      Consent of Independent Accountants      53

                                             Exhibit 22.1




                        SUBSIDIARIES OF THE REGISTRANT

                                                   State of
Name                                          Incorporation    Ownership
Astra-Med Laboratories, Inc.     California          100%

Cancer Screening Services, Inc.   California          100%

Cancer Screening
 Services (Missouri), Inc.            Missouri           100%

Diagenetic Laboratories, Inc.       New York        100%

                                           Exhibit 24.2


     CONSENT  OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


American Cytogenetics, Inc.


We consent to the incorporation by reference of our report, which includes an explanatory paragraph disclosing that there is substantial doubt about the Company's ability to continue as a going concern, dated May 1, 1996, on our audit of the consolidated financial statements and the financial statement schedule of American Cytogenetics, Inc. included in this Annual Report on Form 10-K, into the Company's previously filed registration statement on Form S-8 (Registration No. 33-42108).




BDO Seidman, LLP



Los Angeles, California
May 14, 1996