Form 10-Q
period 1996-04-30
AMERICAN CYTOGENETICS INC
filed 1996-06-19
CIK 4833

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................. April 30, 1996

                                    OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from................to................

Commission file number....................................0-6375

                  American Cytogenetics, Inc.
          (Exact name of registrant as specified in its charter)

          Delaware                           95-2701324
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)       Identification No.)

         6440 Coldwater Canyon, North Hollywood, California 91606
(Address of principal executive offices)              (zip code)

Registrant's telephone number:  (818) 766-1286

                                     N/A
           (Former name, former address and former fiscal year,
                        if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X         No

The number of shares outstanding of the Registrant's Common Stock, as of June 10, 1996 was 4,481,023.

                        AMERICAN CYTOGENETICS, INC.
                                 FORM 10-Q

                                       INDEX




PART I - Financial Information                               Page

Item 1.   Financial Statements:

     Consolidated Condensed Balance Sheet -                    3
     April 30, 1996 and January 31, 1996

     Consolidated Condensed Statement of Operations -
     Three Months Ended April 30, 1996 and 1995            4

     Consolidated Condensed Statement of Cash Flows -
     Three Months Ended April 30, 1996 and 1995              5

     Notes to Consolidated Condensed Financial Statements  7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  9

Item 5.   Other Information                                   12

          Signatures                                          13

Part I - Financial Information
Item I. Financial Statements

                           AMERICAN CYTOGENETICS, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEET

                                                             April 30, 1996  January 31, 1996
                                                               (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                     $    8,664       $   19,503
  Accounts receivable, net                          493,318          585,607
  Supplies                                                     35,115            48,042
  Prepaid expenses, other current assets      49,574            85,388
                                                                   ----------         ----------
     Total Current Assets                             586,671         738,540

Equipment and improvements, Net            239,397         253,154
Customer list, net                                        107,724         115,416
Deferred costs and other assets                     16,901           17,008
                                                                    ----------      ------------
     Total Assets                                       $  950,693     $1,124,118
                                                                    ======     =======

LIABILITIES AND CAPITAL DEFICIENCY
CURRENT LIABILITIES:
  Cash overdraft                                       $  101,059       $   83,509
  Accounts payable, trade                            794,282          743,867
  Short-term debt                                          255,000             5,000
  Current portion of log-term debt
    and IRS obligation                                      89,334           87,455
  Current portion of capital leases                  17,806           43,647
  Due to affiliates                                          111,548          109,098
  Other current liabilities                               301,381         518,024
                                                                   ------------       -----------
     Total Current Liabilities                       1,670,410       1,590,600

Long-term debt and IRS obligation, net of
  current portion                                            590,651         603,780
Other liabilities                                               25,000            25,000
                                                                   ------------      ------------
     Total Liabilities                                     2,286,061      2,219,380
                                                                   ------------      ------------

Capital Deficiency:
  Preferred stock, $10 par value - Authorized
    300,000 shares; 32,988 issued (liquidated
    value $535,624 and $528,854 at April 30,
    and January 31, 1996, respectively)         329,880         329,880
  Common stock, $.01 par value - Authorized
    20,000,000 shares; 4,540,499 issued at
    April 30, and January 31, 1996                  45,405            45,405
  Additional paid-in capital                        3,803,227       3,803,227
  Accumulated deficit                               (5,437,034)     (5,196,928)
  Less treasury stock, at cost                        (76,846)         (76,846)
                                                                  -------------      ------------
    Total capital deficiency                        (1,335,368)    (1,095,262)
                                                                  -------------      ------------
    Total Liabilities and
    Capital Deficiency                                $  950,693     $1,124,118
                                                                  =======       =======

See accompanying notes to consolidated condensed financial statements.

                           AMERICAN CYTOGENETICS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            Three Months ended April 30,
                                                          1996              1995
                                                         -----------        ------------

REVENUES                                     $  846,789      $1,375,298

COSTS AND EXPENSES:
     Production                                      727,540           939,545
     Selling and marketing                        36,878             88,611
     General and administrative             300,673           358,603
                                                            ----------         -----------
Total costs and expenses                  1,065,091       1,386,759
                                                            ----------         -----------
Operating loss                                   (218,302)           (11,461)

Other expense (principally interest)    21,804              23,847
                                                            ----------         -----------
Net loss                                          $ (240,106)       $  (35,308)
                                                            =====          =======


Preferred dividend requirements             6,770               6,770
                                                            ----------         -----------
Net loss applicable
  to common shares                        $ (246,876)      $  (42,078)
                                                          ======          ======

Weighted average number of common
  shares outstanding                          4,481,023       4,481,023
                                                          =======       =======

Net loss per common share               $    (0.06)       $    (0.01)
                                                          =======       ======







See accompanying notes to consolidated condensed financial statements.



                           AMERICAN CYTOGENETICS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                            Three Months ended April 30,
                                                     1996                1995
                                                     ---------            -----------
INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                    $ (240,106)     $  (35,308)
     Adjustments to reconcile net
       loss to net cash used
       by operating activities:
     Depreciation and amortization        22,283           25,716
     Provision for losses on accounts
       receivable                                       10,040           (2,486)

     Changes in assets and liabilities:
       Accounts receivable                       82,249         (84,800)
       Supplies                                         12,927          15,735
       Prepaid expenses                           35,814          47,958
       Other assets                                         107            (842)
       Accounts payable                           50,415          39,259
       Other current liabilities               (214,193)        (45,667)
                                                            ----------         ----------
NET CASH USED BY
  OPERATING ACTIVITIES           (240,464)        (40,435)
                                                            ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in cash overdraft                  17,550          37,901
     Increase in borrowing
       from affiliates                                250,000                   0
     Repayment of debt                          (11,250)       (27,526)
     Payment on capital
      lease obligations                              (25,841)                 0
                                                             ----------         ---------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES              230,459          10,375
                                                             ----------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment    (834)         (5,000)
                                                              ---------         ---------
NET DECREASE IN CASH                (10,839)        (35,060)

CASH AT BEGINNING OF PERIOD  19,503          35,279
                                                               ----------         ---------
CASH AT END OF PERIOD            $     8,664      $      219
                                                              ======        ======



See accompanying notes to consolidated condensed financial statements.






                        AMERICAN CYTOGENETICS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                Three Months ended April 30,
                                                           1996           1995

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
Cash paid for interest                  $  21,804      $  22,759
                                                     ======      =======

SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:

Purchase of assets with long-
 term debt                                                        $ 100,095
                                                                        =======
























See accompanying notes to consolidated condensed financial statements.

                        AMERICAN CYTOGENETICS, INC.
         NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements for American Cytogenetics, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassification of the prior year financial statements have been made to conform such information to current period presentation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

Income (loss) per common share is computed by dividing the net income or loss for each year, adjusted for required preferred stock dividends, by the weighted average number of common shares outstanding. Income (loss) per common share does not provide for the effects of shares issuable contingent upon the exercise of the stock options because the effect would be immaterial or anti-dilutive.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996.

The results of operations for the three months ended April 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

Note 2: GOING CONCERN

The Company has incurred losses from operations for the past four fiscal years, has negative working capital and a capital deficiency. The Company has been notified by its largest customer that, due to budgetary shortfalls, test volume may be reduced significantly. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's revenues are derived from the sale of testing services for gynecological cytology (Pap testing), certain sexually transmitted diseases (primarily Chlamydia trachomatis) and histopathology testing. As in years past, the majority of the Company's revenues (approximately 63%) are derived from the sales of Pap tests. While this represents a lower percentage than in the past, Pap testing remains the Company's major business focus.

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

Management's efforts have focussed on controlling production costs in order to improve the Company's competitive position. These efforts include staff reorganization and increased use of automation for administrative and reporting functions. In fiscal October of 1994, the Company established a test processing facility in Missouri in order to increase capacity at reduced cost. During the fiscal year 1996, approximately 29% of the Company's Pap tests were performed at the new facility. However, due to reduced test volume from the Company's largest customer management ceased operations in the Missouri facility in October 1995.


Comparison of Three Months Ended April 30, 1996 and April 30, 1995
- ------------------------------------------------------------------

Revenues for the first quarter of fiscal year 1997 decreased approximately $529,000 or 38% as compared to the same period in fiscal year 1996. The significantly lower revenues reflect lower test volumes and lower unit pricing, in cytology testing.

Changes in revenues as compared to the same period in fiscal year
1996 by test segment are as follows: cytology revenue decreased by approximately $507,000 or 49% due to lower volumes and unit pricing; histopathology revenue decreased by approximately $16,000 or 18% due to lower unit pricing; and revenue for sexually transmitted disease testing remained relatively constant, decreasing by approximately $6,000 or 2%.

Total production expenses decreased approximately $212,000 or 22% over the same period last fiscal year and production expenses as a percent of sales increased from 68% to 86%. The increase in production expenses as a percent of sales is primarily due to the significantly reduced volume in cytology. In addition, the Company did not process any volume at the Company's previously operating
facility in Missouri.   Management believes that the Company's
current cost structure will need major restructuring in order to remain competitive.

Selling and marketing expenses decreased by approximately $52,000 or 58% due to reduced labor expense in the quarter ended April 30, 1996. The Company has not replaced marketing staff in an attempt to concentrate on existing business.

General and administrative expenses decreased 58,000 or 16% between the comparative quarters. The Company did not incur expenses related to the management of the Missouri facility.

The approximate $2,000 decrease in other expense is due to decreased interest expense. Interest expense was higher in the previous quarter on a note signed in the quarter ended April 30, 1995 to finance computer hardware necessary for the new laboratory information system.

The net loss from operations for the three months ended April 30, 1996 increased by $205,000 or 580% compared with the three months ended April 30, 1995 due primarily to the decreased revenues on cytology services as a result of the lack of processing in the Company's new Missouri facility. The Company, under its current cost structure and revenues, will require significant reorganization to continue to survive.


Liquidity and Capital Resources
- ---------------------------------------

Working capital decreased approximately $232,000 from a deficit of approximately $852,000 at January 31, 1996 to a deficit of $1,084,000 at April 30, 1996 primarily as a result of the loss from operations. The cash impact of this loss was covered by a short term loan from the Company's majority shareholder, Questech Capital Corporation.

Capital expenditures were approximately $1,000 and $105,000, respectively, for the three months ended April 30, 1996 and 1995. Purchases in the previous quarter were for computer hardware and software development associated with the Company's effort to develop a new laboratory information system. The hardware portion was financed by lease requiring payments over 16 months.

     On May 12, 1992 the Company reached an informal installment agreement with the IRS on a payment plan for approximately $525,000 of unpaid payroll taxes, interest and penalties. The IRS has established a lien against the company's assets for repayment of this liability.

     Management's plans include seeking and obtaining additional cash through issuance of stock or other financing alternatives. Proceeds from financing activities are intended to be used in paying down debt, modernizing plant and equipment, and providing working capital. In addition, as part of implementing management's plans, the Company is: continuing to pursue cost reductions; continuing renegotiations with the IRS for a more favorable settlement; planning to obtain and implement current information technology to reduce certain operating costs and increase billing efficiencies; and focusing on strengthening certain operating controls. Although no assurance can be given, the Company believes that it will be able to meet its obligations during fiscal year 1997.
      12
PART II - OTHER INFORMATION

Item 1. Legal Proceedings: None

Item 2. Changes in Securities: None

Item 3. Defaults upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits: None

     (b) Exhibits: None

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMERICAN CYTOGENETICS, INC.



Dated:  June 10, 1996         /s/ Eric W. Hoffman
                                            -----------------------
                                            Eric W. Hoffman
                                            Chief Financial Officer