Form 10-Q
period 1996-07-31
AMERICAN CYTOGENETICS INC
filed 1996-09-16
CIK 4833

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................. July 31, 1996

                                    OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from................to................

Commission file number....................................0-6375

                  American Cytogenetics, Inc.
- ---------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Delaware                           95-2701324
- ------------------------                   ------------------
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)       Identification No.)

         6440 Coldwater Canyon, North Hollywood, California 91606
- --------------------------------------------------------------------------------
(Address of principal executive offices)              (zip code)

Registrant's telephone number:  (818) 766-1286
                                                    ------------------
                                     N/A
- -------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                        if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X         No
                                ----             -----

The number of shares outstanding of the Registrant's Common Stock, as of September 10, 1996 was 4,481,023.

                        AMERICAN CYTOGENETICS, INC.
                                 FORM 10-Q
                                 ----------------

                                       INDEX




PART I - Financial Information                               Page

Item 1.   Financial Statements:
     Consolidated Condensed Balance Sheet -                    3
     July 31, 1996 and January 31, 1996

     Consolidated Condensed Statement of Operations -
     Three Months Ended July 31, 1996 and 1995                 4

     Consolidated Condensed Statement of Operations -
     Six Months Ended July 31, 1996 and 1995                   5

     Consolidated Condensed Statement of Cash Flows -
     Six Months Ended July 31, 1996 and 1995                   6

     Notes to Consolidated Condensed Financial Statements      8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 10

Item 5.   Other Information                                   14

          Signatures                                          15
      3
PART I - FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

                           AMERICAN CYTOGENETICS, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEET

                                                July 31, 1996 January 31, 1996
                                          ----------------  --------------------
                                            (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                     $   10,181       $   19,503
  Accounts receivable, net                         469,632          585,607
  Supplies                                          34,562           48,042
  Prepaid expenses                                  33,487           85,388
                                             ------------         ------------
     Total current assets                          547,862          738,540

Equipment and improvements, net                    225,528          253,154
Customer list, net                                 100,030          115,416
Deferred costs and other assets                     16,901           17,008
                                                ------------  --------------
     Total assets                               $  890,321       $1,124,118
                                                =======        ========
LIABILITIES AND CAPITAL DEFICIENCY
CURRENT LIABILITIES:
  Cash overdraft                                $   89,602       $   83,509
  Accounts payable, trade                          795,505          743,867
  Short-term debt from affiliate                   365,000            5,000
  Current portion of long-term debt and IRS
    obligation                                  $   91,319       $   87,455
  Current portion of capital leases                  8,962           43,647
  Due to affiliates                                121,969          109,098
  Other current liabilities                        308,329          518,024
                                                 ------------        -----------
Total current liabilities                        1,780,686        1,590,600

Long-term debt and IRS obligation, net of
  current portion                                  577,016          603,780
Other Liabilities                                   25,000           25,000
                                              -------------      -----------
     Total liabilities                           2,382,702        2,219,380

Capital Deficiency:
  Preferred stock, $10 par value - Authorized
    300,000 shares; 32,988 issued (liquidated
    value $542,394 and $528,854 at July 31,
    1996 and January 31, 1996, respectively)       329,880          329,880
  Common stock, $.01 par value - Authorized
    20,000,000 shares; 4,540,499 issued at
    July 31, and January 31, 1996                   45,405           45,405
  Additional paid-in capital                     3,803,227        3,803,227
  Accumulated deficit                           (5,594,047)      (5,196,928)
  Less treasury stock, at cost                     (76,846)         (76,846)
                                               ------------       -------------
    Total capital deficiency                    (1,492,381)      (1,095,262)
                                              -------------       -------------
    Total Liabilities and
      Capital Deficiency                        $  890,321       $1,124,118
                                                     ======        =======

See accompanying notes to consolidated condensed financial statements.

                           AMERICAN CYTOGENETICS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                             Three Months ended July 31,
                                             1996               1995
                                             ------               -------

REVENUES, NET                                $  763,575      $1,280,379

COSTS AND EXPENSES:
     Production                                 596,514         907,384
     Selling and marketing                       13,426          72,982
     General and administrative                 281,917         364,767
                                                -----------         -----------

Total costs and expenses                         891,857       1,345,133
                                               ------------       -------------
Operating loss                                 (128,282)        (64,754)

Other expense (principally interest)             28,731          23,596
                                              -------------      ------------

Net loss                                     $ (157,013)     $  (88,350)
                                                  ========     =======


Preferred dividend requirements                   6,770           6,770
                                                ------------      ------------

Net loss applicable to common shares         $ (163,783)     $  (95,120)
                                                         =======     =======

Weighted average number of common
  shares outstanding                          4,481,023       4,481,023


Net loss per common share                    $    (0.04)     $    (0.02)
                                                 ======          =======









See accompanying notes to consolidated condensed financial statements.





                           AMERICAN CYTOGENETICS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                             Six Months ended July 31,
                                             1996           1995
                                             ----------      -------------


REVENUES, NET                                $1,610,364      $2,655,677

COSTS AND EXPENSES:
     Production                               1,324,054       1,846,929
     Selling and marketing                       50,304         161,593
     General and administrative                 582,590         723,370
                                             ------------       -------------
Total costs and expenses                       1,956,948       2,731,892
                                             ------------       -------------
Operating loss                                 (346,584)        (76,215)

Other expense (principally interest)             50,535          47,443
                                            ------------       -------------
Net loss                                     $ (397,119)     $ (123,658)
                                                =======        ========


Preferred dividend requirements                  13,540          13,540
                                          ------------       -------------
Net loss applicable to common shares         $ (410,659)     $ (137,198)
                                              =======       =======

Weighted average number of common
  shares outstanding                          4,481,023       4,481,023


Net loss per common share                    $    (0.09)     $    (0.03)
                                                 =======      ======








See accompanying notes to consolidated condensed financial statements.




                           AMERICAN CYTOGENETICS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                              Six Months ended July 31,
                                              1996           1995
                                              ------------       -------------
INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                $ (397,119)     $ (123,658)
     Adjustments to reconcile net
       loss to net cash used
       by operating activities:
     Depreciation and amortization               43,346          51,190
     Provision for losses on accounts
       receivable                                18,948          11,902

     Changes in assets and liabilities:
       Accounts receivable                       97,027          24,940
       Supplies                                  13,480          (9,377)
       Prepaid expenses                          51,901          30,068
       Other assets                                 107          (3,532)
       Accounts payable                          51,638          25,594
       Other current liabilities               (196,824)        (36,174)
                                           ------------       -------------
NET CASH USED IN
  OPERATING ACTIVITIES                         (317,496)        (29,047)
                                           ------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in cash overdraft                   6,093          57,279
     Increase in borrowings from affiliates     360,000               0
     Repayment of debt                          (22,900)        (31,451)
     Payment on capital lease obligations       (34,685)        (16,666)
                                             ------------       -------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                          308,508           9,162
                                             ------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment              (334)         (8,506)
                                             ------------       -------------
NET DECREASE IN CASH                             (9,322)        (28,391)

CASH AT BEGINNING OF PERIOD                      19,503          35,279
                                           ------------       -------------
CASH AT END OF PERIOD                       $    10,181      $    6,888
                                                 =======       =======




See accompanying notes to consolidated condensed financial statements.






                        AMERICAN CYTOGENETICS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                         Six Months ended July 31,
                                         1996                1995
                                         ------------       -------------
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
Cash paid for interest                  $  50,535      $   47,443
                                                =======     =======

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


NOTE 1:  BASIS OF PRESENTATION
- -------------------------------------------------

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

The results of operations for the three and six months ended July
31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

Note 2: GOING CONCERN
- ----------------------------------
The Company has incurred losses from operations for the past four fiscal years, has negative working capital and a capital deficiency. The Company has been notified by its largest customer that, due to budgetary shortfalls, test volume may be reduced significantly. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3: CONTINGENCIES
- ----------------------------------
On August 11, 1992, a complaint was filed, Mary Lou Back v. American Cytogenetics, et al., Case BC061917, in the Superior Court of California for the County of Los Angeles, against the Company, Cancer Screening Services ("CSS"), Earl Brian, Alice

Hendricks, Liston Witherill, Allan Tessler, Gary Prince and Dwight Geduldig. Each of the above named individuals, except Allan Tessler, is or at one time was a member of the Board of Directors of the Company. Allan Tessler was removed from the case. The Complaint alleges that Ms. Back, who was employed as President and Chief Executive Officer of the Company and CSS from May 1990 to January 1992, was wrongfully terminated in violation of public policy and various other reasons. The complaint seeks damages in the amount of $200,000 plus punitive damages and indemnification from Internal Revenue Service "IRS" assessments against Back for taxes not paid by CSS. In October 1993 the court granted the Company's motion to dismiss Back's claim for indemnification and on March 22, 1994 the court granted the Company's motion for summary adjudication of Back's remaining claims. Back's subsequent request for reconsideration of the summary adjudication order has been denied. Back filed a Notice of Appeal and on July 30, 1996 the California Appeals Court reversed the motion for summary adjudication. The Company has vigorously defended the action and is unable to predict the outcome at this time.

The Company's laboratories, in the ordinary course of business, are subject on occasion to legal claims alleging improper reporting or misreading of specimens. The Company previously had adequately covered these legal claims by claims-made policies provided by commercial insurance carriers, subject to a deductible. Due to the financial condition of the Company claims-made policies have not always been in place in fiscal year 1997 and in fact management is currently seeking coverage. However, management can give no assurance that, at some future date, if a policy is in place a claim might not be initiated that is in excess of insurance coverage or that the Company may be unable to obtain coverage.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- --------------------------
The Company's revenues are derived from the sale of testing services for gynecological cytology (Pap testing), certain sexually transmitted diseases (primarily Chlamydia trachomatis) and histopathology testing. As in years past, the majority of the Company's revenues (approximately 67%) are derived from the sales of Pap tests. While this represents a lower percentage than in the past, Pap testing remains the Company's major business focus.

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

Management's efforts have focussed on controlling production costs in order to improve the Company's competitive position. These efforts include staff reorganization and increased use of automation for administrative and reporting functions. In fiscal year 1995, the Company established a test processing facility in Missouri in order to increase capacity at reduced cost. In the first half of the fiscal year 1996, approximately 26% of the Company's Pap tests were performed at the new facility. However, due to reduced test volume from the Company's largest customer the Company ceased operations in the Missouri facility in October 1995. Due to the Company's elimination of the lower cost facility in Missouri, and reduced volumes from its largest customer the Company has experienced significant revenues declines. Due to the commensurate reduced capacity in fiscal year 1997 the Company recorded a one time reduction to revenues of approximately $135,000 as a result of disputes with previous customers over testing services provided in excess of agreed upon time period to process specimens. These factors have placed the financial condition of the Company in jeopardy.

The Company is continuing to seek outside financing to reduce existing debt and provide working capital. To date the Company has borrowed approximately $400,000 from its majority shareholder, Infotechnology, Inc. The Company continues to pursue other financing sources.


Comparison of Three Months Ended July 31, 1996 and July 31, 1995
- ----------------------------------------------------------------
Revenues for the second quarter of fiscal year 1997 decreased approximately $517,000 or 40% as compared to the same period in fiscal year 1996. The lower revenues are primarily a result of lower volumes in cytology and the one time charge to revenues of $35,000.

Changes in revenues as compared to the same period in fiscal year 1996 by test segment are as follows: cytology revenue decreased by approximately $392,000 due lower volumes partially offset by higher unit pricing; histopathology revenue decreased by approximately $22,000 due to lower volumes and lower unit pricing; and revenue for sexually transmitted disease testing decreased by approximately $68,000 due to lower volumes.

Total production expenses decreased approximately $311,000 or 34% over the same period last fiscal year and production expenses as a percent of sales increased from 71% to 75% before the one time charge to revenues in the current quarter. The increase in production expenses as a percent of sales is primarily due to the
significantly reduced volume in cytology.    In addition, the
Company did not process any volume at the Company's previously
operating lower cost facility in Missouri.   Management believes
that the Company's current cost structure will need major restructuring in order to remain competitive.

Selling and marketing expenses decreased by approximately $59,000 or 82% due to reduced labor expense in the quarter ended July 31, 1996. The Company has not replaced marketing staff in an attempt to concentrate on existing business.

General and administrative expenses increased by approximately
$83,000 or 23%. The Company did not incur expenses related to the management of the Missouri facility in the current quarter and labor expense is lower due to reduced testing volume.

The approximate $5,000 increase in other expense is due to increased interest expense as a result of borrowings from the Company's largest shareholder, Infotechnology, Inc. offset by the lower interest on a capital lease entered into in fiscal year 1996 to finance computer hardware necessary for the new laboratory information system.

The results of operations for the three months ended July 31, 1996 decreased by $69,000 compared with the three months ended July 31,

1995 due primarily to reduced testing volumes.


Comparison of Six Months Ended July 31, 1996 and July 31, 1995
- --------------------------------------------------------------------------------
Revenues for the first two quarters of fiscal year 1997 decreased approximately $1,045,000 or 39% as compared to the same period in fiscal year 1996. The lower revenues primarily reflect lower volume in cytology testing and the one time reduction to revenues of $135,000.

Changes in revenues as compared to the same period in fiscal year 1996 by test segment are as follows: cytology revenue decreased by approximately $799,000 due to lower unit pricing; histopathology revenue decreased by approximately $38,000 due to lower volumes and lower unit pricing; and revenue for sexually transmitted disease testing decreased by approximately $73,000 due to increased test volumes.

Total production expenses decreased approximately $523,000 or 28% over the same period last fiscal year and production expenses as a percent of sales increased from 70% to 76% before the one time charge to revenues in the current period. The increase in production expenses as a percent of sales is primarily due to the
significantly reduced volume in cytology.    In addition, the
Company did not process any volume at the Company's previously
operating lower cost facility in Missouri.   Management believes
that the Company's current cost structure will need major restructuring in order to remain competitive.

Selling and marketing expenses decreased by approximately $111,000 or 69% due to reduced labor expense in the six months ended July
31, 1996. The Company has not replaced marketing staff in an attempt to concentrate on existing business.

General and administrative expenses increased approximately
$141,000 or 19%. The Company did not incur expenses related to the management of the Missouri facility in the current period. In addition, labor expense is lower due to reduced testing volume and a temporary salary roll back in the current period.

The approximate $3,000 increase in other expense is due to increased interest expense as a result of borrowings from the Company's largest shareholder, Infotechnology, Inc. offset by the lower interest on a capital lease entered into in fiscal year 1996 to finance computer hardware necessary for the new laboratory information system.

The net loss from operations for the six months ended July 31, 1996 increased by $273,000 compared with the six months ended July 31, 1995 due primarily to the decreased cytology revenues.

Liquidity and Capital Resources
- --------------------------------------
Working capital decreased approximately $381,000 from a deficit of approximately $852,000 at January 31, 1996 to a deficit of $1,233,000 at July 31, 1996 primarily as a result of the loss from operations.

Capital expenditures were approximately $0 and $109,000, respectively, for the six months ended July 31, 1996 and 1995. Purchases in the prior period were for computer hardware and software development associated with the Company's effort to develop a new laboratory information system. The hardware portion was financed by lease requiring payments over 16 months.

On May 12, 1992 the Company reached an informal installment agreement with the IRS on a payment plan for approximately $525,000 of unpaid payroll taxes, interest and penalties. The IRS has established a lien against the company's assets for repayment of this liability.

Management's plans include seeking and obtaining additional cash through issuance of stock or other financing alternatives.
Proceeds from financing activities are intended to be used in paying down debt, modernizing plant and equipment, and providing working capital. In addition, as part of implementing management's plans, the Company is: continuing to pursue cost reductions; continuing renegotiations with the IRS for a more favorable settlement; planning to obtain and implement current information technology to reduce certain operating costs and increase billing efficiencies; and focusing on strengthening certain operating controls. Despite management efforts it is not certain that the Company will be able to meet its obligations during fiscal year 1997.
      14
PART II - OTHER INFORMATION

Item 1. Legal Proceedings: None

Item 2. Changes in Securities: None

Item 3. Defaults upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information

          On December 6, 1995 the Company entered into Letter of Intent among Nu-Tech Bio-Med, Inc. ("NTBM") and the Company's controlling shareholder, Infotechnology, Inc., pursuant to which the Company, subject to the completion of a definitive agreement, would sell shares of the unregistered previously unissued common stock of the Company to NTBM for cash. In addition, the Company's controlling shareholder would sell its ownership of the Company's common and preferred stock to NTBM for a combination of cash and NTBM common stock. Upon completion of the transaction, NTBM would become the controlling shareholder of the Company's common and preferred stock.

          As a result of protracted delays brought about by the Company's controlling shareholder's inability to meet duties specified in the Letter of Intent and management's desire to pursue alternative financing arrangements, management notified NTBM that, without additional indication of intent to continue to pursue the proposed transaction, the Company would deem the Letter of Intent to be terminated. In light of the subsequent negative response by NTBM, the Company terminated its participation in the Letter of Intent and all further negotiations as specified.



Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits: None

     (b) Exhibits: None

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMERICAN CYTOGENETICS, INC.



Dated:  September 10, 1996      /s/ Eric W. Hoffman
                              ------------------------
                              Eric W. Hoffman
                              Chief Financial Officer