Form 10-Q
period 1996-10-31
AMERICAN CYTOGENETICS INC
filed 1996-12-20
CIK 4833

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................October 31, 1996

                                    OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from................to................

Commission file number....................................0-6375

                  American Cytogenetics, Inc.
-----------------------------------------------------------
          (Exact name of registrant as specified in its charter)

Delaware                           95-2701324
------------                  ----------------
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)       Identification No.)

6440 Coldwater Canyon, North Hollywood, California 91606
--------------------------------------------------------------------------
(Address of principal executive offices)              (zip code)

Registrant's telephone number:  (818) 766-1286
                    ------------------
                                   N/A
----------------------------------------------------------------
           (Former name, former address and former fiscal year,
                        if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X         No

The number of shares outstanding of the Registrant's Common Stock, as of December 10, 1996 was 4,481,023.

                        AMERICAN CYTOGENETICS, INC.
                                 FORM 10-Q

                                       INDEX




PART I - Financial Information                               Page

Item 1.   Financial Statements:

     Consolidated Condensed Balance Sheet -                    3
     October 31, 1996 and January 31, 1996

     Consolidated Condensed Statement of Operations -
     Three Months Ended October 31, 1996 and 1995              4

     Consolidated Condensed Statement of Operations -
     Nine Months Ended October 31, 1996 and 1995               5

     Consolidated Condensed Statement of Cash Flows -
     Nine Months Ended October 31, 1996 and 1995               6

     Notes to Consolidated Condensed Financial Statements      8

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of
Operations                 10

Item 5.   Other Information                                   14

          Signatures                                          15

Part I - Financial Information
-----------------------------------
Item I. Financial Statements

                           AMERICAN CYTOGENETICS, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEET

                                            October 31, 1996 January 31, 1996
                                    ---------------------  --------------------
                                               (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                     $    7,734       $   19,503
  Accounts receivable, net                         397,203          585,607
  Supplies                                          26,113           48,042
  Prepaid expenses                                  25,977           85,388
                                            ------------      -------------
     Total current assets                          457,027          738,540

Equipment and improvements, net                    212,833          253,154
Customer list, net                                  92,335          115,416
Deferred costs and other assets                     16,902           17,008
                                              ------------      -------------
     Total assets                               $  779,097       $1,124,118
                                                            ========    ========
LIABILITIES AND CAPITAL DEFICIENCY
CURRENT LIABILITIES:
  Cash overdraft                                $   90,000       $   83,509
  Accounts payable, trade                          779,509          743,867
  Short-term debt from affiliate                   470,000            5,000
  Current portion of long-term debt and IRS
    obligation                                      91,319           87,455
  Current portion of capital leases                  8,962           43,647
  Due to affiliates                                131,728          109,098
  Other current liabilities                        317,909          518,024
                                              ------------      -------------
Total current liabilities                        1,889,427        1,590,600

Long-term debt and IRS obligation, net of
  current portion                                  582,016          603,780
Other Liabilities                                   25,000           25,000
                                              ------------      -------------
     Total liabilities                           2,496,443        2,219,380

Capital Deficiency:
  Preferred stock, $10 par value - Authorized
    300,000 shares; 32,988 issued (liquidated
    value $549,164 and $528,854 at October 31,
    1996 and January 31, 1996, respectively)       329,880          329,880
  Common stock, $.01 par value - Authorized
    20,000,000 shares; 4,540,499 issued at
    October 31, and January 31, 1996                45,405           45,405
  Additional paid-in capital                     3,803,227        3,803,227
  Accumulated deficit                           (5,819,012)      (5,196,928)
  Less treasury stock, at cost                     (76,846)         (76,846)
                                               ------------      -------------
    Total capital deficiency                    (1,717,346)      (1,095,262)
                                               ------------      -------------
    Total Liabilities and
      Capital Deficiency                        $  779,097       $1,124,118
                                                   ========    ========

See accompanying notes to consolidated condensed financial statements.

                           AMERICAN CYTOGENETICS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                Three Months ended October 31,
                                                          1996           1995
                                           ------------      -------------

REVENUES, NET                                $  508,789      $1,127,707

COSTS AND EXPENSES:
     Production                                 423,092         789,075
     Selling and marketing                        7,055          59,029
     General and administrative                 286,590         330,858
                                           ------------      -------------

Total costs and expenses                        716,737       1,178,962
                                           ------------      -------------

Operating loss                                 (207,948)        (51,255)

Other expense (principally interest)             17,017          25,064
                                           ------------      -------------

Net loss                                     $ (224,965)     $  (76,319)
                                                 =======     ========


Preferred dividend requirements                   6,770           6,770
                                           ------------      -------------
Net loss applicable to common shares         $ (231,735)     $  (83,089)
                                                =======      =======

Weighted average number of common
  shares outstanding                          4,481,023       4,481,023


Net loss per common share                    $    (0.05)     $    (0.02)
                                                 ========      ========









See accompanying notes to consolidated condensed financial statements.






                           AMERICAN CYTOGENETICS, INC.
CONSOLIDATED CONDE                 NSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Nine Months ended October 31,
                                                   1996           1995
                                           ------------      -------------

REVENUES, NET                                $2,119,153      $3,783,384

COSTS AND EXPENSES:
     Production                               1,747,146       2,636,004
     Selling and marketing                       57,359         220,622
     General and administrative                 869,180       1,054,228
                                           ------------      -------------

Total costs and expenses                      2,673,685       3,910,854
                                        ------------      -------------
Operating loss                                 (554,532)       (127,470)

Other expense (principally interest)             67,552          72,507
                                           ------------      -------------
Net loss                                     $ (622,084)     $ (199,977)
                                                =======     ========


Preferred dividend requirements                  20,310          20,310
                                           ------------      -------------
Net loss applicable to common shares         $ (642,394)     $ (220,287)
                                                =======     ========

Weighted average number of common
  shares outstanding                          4,481,023       4,481,023


Net loss per common share                    $    (0.14)     $    (0.05)
                                                   ========     =======








See accompanying notes to consolidated condensed financial statements.




                           AMERICAN CYTOGENETICS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                           Nine Months ended October 31,
                                                  1996           1995
                                            ------------      -------------
INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                $ (622,084)     $ (199,977)
     Adjustments to reconcile net
       loss to net cash used
       by operating activities:
     Depreciation and amortization               63,736          73,588
     Provision for losses on accounts
       receivable                                66,744           8,828

     Changes in assets and liabilities:
       Accounts receivable                      121,660          88,469
       Supplies                                  21,929         (12,643)
       Prepaid expenses                          59,411          40,603
       Other assets                                 106            (762)
       Accounts payable                          35,642           4,505
       Other current liabilities               (177,485)        (75,199)
                                            ------------      -------------
NET CASH USED IN
  OPERATING ACTIVITIES                         (430,341)        (72,588)
                                            ------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in cash overdraft                   6,491         134,659
     Increase in borrowings from affiliates     465,000               0
     Repayment of debt                          (17,900)        (70,274)
     Payment on capital lease obligations       (34,685)        (15,350)
                                            ------------      -------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                          418,906          49,085
                                            ------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment              (334)         (7,818)
                                            ------------      -------------

NET DECREASE IN CASH                            (11,769)        (31,321)

CASH AT BEGINNING OF PERIOD                      19,503          35,279
                                            ------------      -------------

CASH AT END OF PERIOD                       $     7,734      $    3,958
                                                     =======      =======



See accompanying notes to consolidated condensed financial statements.






                        AMERICAN CYTOGENETICS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                   Nine Months ended October 31,
                                                       1996           1995
                                              ------------      -------------
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
Cash paid for interest                  $  67,552      $   72,507
                                                           =======      ========

SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:

Purchase of assets with long-
 term debt                                             $  100,095
                                                         ========




























See accompanying notes to consolidated condensed financial statements.

                        AMERICAN CYTOGENETICS, INC.
         NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION
-------------------------------------------------
The accompanying consolidated condensed financial statements for American Cytogenetics, Inc.(the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassification of the prior year financial statements have been made to conform such information to current period presentation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been made.

Income (loss) per common share is computed by dividing the net income or loss for each period, adjusted for required preferred stock dividends, by the weighted average number of common shares outstanding. Income (loss) per common share does not provide for the effects of shares issuable contingent upon the exercise of the stock options because the effect would be immaterial or anti- dilutive.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Reporton Form 10-K for the fiscal year ended
January 31, 1996.

The results of operations for the three and nine months ended
October 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

Note 2: GOING CONCERN
----------------------------------
The Company has incurred losses from operations for the past four fiscal years, has negative working capital and a capital deficiency. The Company has been notified by its largest customer that, due to budgetary shortfalls, test volume may be reduced significantly. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3: CONTINGENCIES
----------------------------------
On August 11, 1992, a complaint was filed, Mary Lou Back v. American Cytogenetics, et al., Case BC061917, in the Superior Court of California for the County of Los Angeles, against the Company, Cancer Screening Services ("CSS"), Earl Brian, Alice

Hendricks, Liston Witherill, Allan Tessler, Gary Prince and Dwight Geduldig. Each of the above named individuals, except Allan Tessler, is or at one time was a member of the Board of Directors of the Company. Allan Tessler was removed from the case. The Complaint alleges that Ms. Back, who was employed as President and Chief Executive Officer of the Company and CSS from May 1990 to January 1992, was wrongfully terminated in violation of public policy and various other reasons. The complaint seeks damages in the amount of $200,000 plus punitive damages and indemnification from Internal Revenue Service "IRS" assessments against Back for taxes not paid by CSS. In October 1993 the court granted the Company's motion to dismiss Back's claim for indemnification and on March 22, 1994 the court granted the Company's motion for summary adjudication of Back's remaining claims. Back's subsequent request for reconsideration of the summary adjudication order has been denied. Back filed a Notice of Appeal and on July 30, 1996 the California Appeals Court reversed the motion for summary adjudication. The Company has vigorously defended the action and is unable to predict the outcome at this time.

The Company's laboratories, in the ordinary course of business, are subject on occasion to legal claims alleging improper reporting or misreading of specimens. The Company previously had adequately covered these legal claims by claims-made policies provided by commercial insurance carriers, subject to a deductible. Due to the financial condition of the Company claims-made policies have not always been in place in fiscal year 1997 and management is currently seeking coverage. Several claims currently exist against the Company for which coverage at this time is not available. However, management can give no assurance that, at some future date, if a policy is in place a claim might not be initiated that is in excess of insurance coverage or that the Company may be unable to obtain coverage.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
--------------------------
The Company's revenues are derived from the sale of testing services for gynecological cytology (Pap testing), certain sexually transmitted diseases (primarily Chlamydia trachomatis) and histopathology testing. As in years past, the majority of the Company's revenues (approximately 70%) are derived from the sales of Pap tests. While this represents a lower percentage than in the past, Pap testing remains the Company's major business focus.

The Company has been notified by its largest customer that, due to budgetary shortfalls, testvolume may be reduced significantly. The Company's primary marketing focus has been andcontinues to be on publicly financed (either directly or through tax exemptions) reproductivehealth agencies and organizations. The purchasing ability of such agencies and organizations is generally dictated by their ability to appropriate or otherwise generate funding. As such, there is a high degree of price sensitivity in this marketplace. Management believes that price sensitivity will continue to be a driving factor for the foreseeable future.

The Company's ability to continue to compete successfully for this business depends to a largeextent on its ability to control costs, particularly labor costs. In fiscal year 1991, regulations were enacted in the State of California that limited the number of cytology slides that a cytotechnologist could analyze in a 24-hour period. These limits were lower than those for other states. As a result, labor costs increased substantially, with a concomitant negative impact on the Registrant's ability to compete in its historical market.

Management's efforts have focussed on controlling production costs in order to improve the Company's competitive position. These efforts include staff reorganization and increased use of automation for administrative and reporting functions. In fiscal year 1995, the Company established a test processing facility in Missouri in order to increase capacity at reduced cost. In the first half of the fiscal year 1996, approximately 26% of the Company's Pap tests were performed at then ew facility. However, due to reduced test volume from the Company's largest ustomer the Company ceased operations in the Missouri facility in October 1995. Due to theCompany's elimination of the lower cost facility in Missouri, and reduced volumes from its largestcustomer the Company has experienced significant revenues declines. Due to the commensurate reduced capacity in fiscal year 1997 the Company recorded a reduction to revenues of approximately $170,000 as a result of disputes with previous customers over testing servicesprovided in excess of agreed upon time period to process specimens. These factors have placedthe financial condition of the Company in jeopardy.

The Company is continuing to seek outside financing to reduce existing debt and provide workingcapital. Since January of 1996 the Company has borrowed approximately $505,000 from itsmajority shareholder, Questech Capital Corporation ("Questech"). No assurance can be given that Questech will continue to finance the Company with needed funds for working capital, debt reduction and necessary restructuring costs. The Company continues to pursue other financing sources as well as ways to restructure it's debt burden and poor financial position.


Comparison of Three Months Ended October 31, 1996 and October 31, 1995
---------------------------------------------------------------------------
Revenues for the third quarter of fiscal year 1997 decreased approximately $619,000 or 55% as compared to the same period in fiscal year 1996. The lower revenues are primarily a result of a reduction of 65% in volume and the reduction to revenues of $35,000 due to disputes with customers over the timeliness of services provided.
Total production expenses decreased approximately $366,000 or 46% over the same period last fiscal year and production expenses as a percent of sales increased from 70% to 78% before the $35,000 reduction to revenues in the current quarter.
The increase in production expenses as a percent of sales is primarily due to the significantly reduced volume. The Company's facility and cost structure is not commensurate with the reduced volume of tests currently being processed. In addition, the Company did not process any volume at the Company's previously
operating lower cost facility in Missouri.   Management believes that the
Company's current cost structure will need major restructuring in order to remain competitive.

Selling and marketing expenses decreased by approximately $52,000 or 88% due to reduced labor expense in the quarter ended October 31, 1996. The Company has not replaced marketing staff in an attempt to concentrate on existing business and due to the Company's negative cash flow from operations.

General and administrative expenses decreased by approximately $44,000 or 13%. The Company did not incur expenses related to the management of the Missouri facility in the current quarter and labor expense is lower due to reduced testing volume. However, the Company's facility and cost structure is not commensurate with the reduced volume of tests currently being processed and restructuring is necessary.

The approximate $8,000 decrease in other expense is due to decreased interest expense as a result of increased borrowings from the Company's largest shareholder, Quectech, offset by the lower interest on a capital lease entered into in fiscal year 1996 to finance computer hardware necessary for the new laboratory information system and the obligation to the IRS.

The results of operations for the three months ended October 31, 1996 decreased by $149,000 compared with the three months ended October 31, 1995 due primarily to reduced testing volumes and the Company's inability to restructure its facility and cost structure.

Comparison of Nine Months Ended October 31, 1996 and October 31, 1995
-------------------------------------------------------------------------
Revenues for the first three quarters of fiscal year 1997 decreased approximately $1,664,000 or 44% as compared to the same period in fiscal year 1996. The lower revenues are primarily a result of a reduction of 40% in volume and the reduction to revenues of $170,000 due to disputes with customers over the timeliness of services provided.

Total production expenses decreased approximately $889,000 or 34% over the same period last fiscal year and production expenses as a percent of sales increased from 70% to 76% before the $170,000 reduction to revenues in the current fiscal year. The increase in production expenses as a percent of sales is primarily due to the significantly reduced volume. The Company's facility and cost structure is not commensurate with the reduced volume of tests currently being processed. In addition, the Company did not process any volume at the Company's previously operating lower cost facility in Missouri. Management believes that the Company's current cost structure will need major restructuring in order to remain competitive.

Selling and marketing expenses decreased by approximately $163,000 or 74% due
to reduced labor expense in the nine months ended October 31, 1996.    The
Company has not replaced marketing staff in an attempt to concentrate on existing business and due to the Company's negative cash flow from operations.

General and administrative expenses increased approximately $185,000 or 18%. The Company did not incur expenses related to the management of the Missouri facility in the current fiscal year and labor expense is lower due to reduced testing volume. However, the Company's facility and cost structure is not commensurate with the reduced volume of tests currently being processed and restructuring is necessary.

The approximate $5,000 decrease in other expense is due to decreased interest expense as a result of borrowings from the Company's largest shareholder, Questech,. offset by the lower interest on a capital lease entered into in fiscal year 1996 to finance computer hardware necessary for the new laboratory information system and the obligation to the IRS.

The net loss from operations for the nine months ended October 31, 1996 increased by $422,000 compared with the nine months ended October 31, 1995 due primarily to reduced testing volumes and the Company's inability to restructure its facility and cost structure.

Liquidity and Capital Resources
--------------------------------------

Working capital decreased approximately $580,000 from a deficit of approximately $852,000 at January 31, 1996 to a deficit of $1,432,000 at October 31, 1996 primarily as a result of the loss from operations.

Capital expenditures were approximately $0 and $109,000, respectively, for the nine months ended October 31, 1996 and 1995. Purchases in the prior period were for computer hardware and software development associated with the Company's effort to develop a new laboratory information system. The hardware portion was financed by lease requiring payments over 16 months.

On May 12, 1992 the Company reached an informal installment agreement with the IRS on a payment plan for approximately $525,000 of unpaid payroll taxes, interest and penalties. The IRS has established a lien against the company's assets for repayment of this liability. The Company had attempted to gain some relief from the IRS by offering a compromised amount lower than the amount the IRS has asserted is due and the amount the amount the Company carries on its balance sheet as payable. The IRS has tentatively accepted that offer subject to certain conditions, one of which being the Company's ability to pay the compromised amount. The Company is seeking an outside financing source for this amount.

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


                              AMERICAN CYTOGENETICS, INC.



Dated:  December 10, 1996      /s/ Eric W. Hoffman
                              --------------------
                              Eric W. Hoffman
                              Chief Financial Officer